Form 10-K
period 1993-12-31
GIBSON GREETINGS INC
filed 1994-03-21
CIK 717829

[TEXT]

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                   FORM 10-K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993

OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                         Commission File Number 0-11902

                             GIBSON GREETINGS, INC.



Incorporated under the laws                            IRS Employer
  of the State of Delaware                     Identification No. 52-1242761




                    2100 Section Road, Cincinnati, Ohio 45237
                    Telephone Number:  Area Code 513-841-6600



Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value; Preferred Stock Purchase Rights



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No


        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


        The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of March 11, 1994 was approximately $365,872,000.


        Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest
practicable date:   16,085,953 shares of Common Stock, $.01 par
value, at March  11 , 1994.

        Documents incorporated by reference:
                Portions of Gibson Greetings, Inc.'s Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference in Part III.

PAGE

PART I

Item 1.  Business

        Gibson Greetings, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") operate in a single industry segment -- the design, manufacture and sale of everyday and seasonal greeting cards, gift wrap and accessories, paper partywares and related specialty products.


Products

        The Company's major products are extensive lines of greeting cards (both everyday and seasonal) and gift wrap. Everyday cards are categorized as conventional greeting cards and alternative market cards. Seasonal cards are devoted to holiday seasons, which include, in declining order of net sales, Christmas, Valentine's Day, Mother's Day, Easter, Father's Day, Graduation and Thanksgiving. In 1993, approximately 58% of net sales of cards were derived from everyday cards and approximately 42% from seasonal cards. The Company produces gift wrap and gift wrap accessories (including tissue and kraft paper, tags, ribbons, bows and gift trims) predominately for the Christmas season. The Company's products also include paper partywares, candles, calendars, gift items and holiday decorations. The following table sets forth, in thousands of dollars for the years indicated, the Company's net sales attributable to each of the principal classes of the Company's products:

                          Years Ended December 31,
                     ----------------------------------
                       1993         1992         1991
                     --------     --------     --------
Greeting cards       $268,952     $243,647     $270,579
Gift wrap             192,862      187,965      196,352
Other products         84,351       52,506       55,235
                     --------     --------     --------
  Total net sales    $546,165     $484,118     $522,166
                     ========     ========     ========

        Many of the Company's products incorporate well-known proprietary characters. Net sales associated with licensed properties accounted for approximately 14% of overall 1993 net sales. The Company believes it benefits from the publication of cartoon strips, television programming, advertising and other promotional activities by the creators of such licensed characters. The Company has also developed proprietary properties of its own. See "Trademarks, Copyrights and Licenses."

PAGE

        Approximately 2% of the Company's revenues in 1993 were attributable to export sales and royalty income from foreign sources. During 1993, the Company acquired The Paper Factory of Wisconsin, Inc. ("The Paper Factory"), a Wisconsin corporation, to strengthen the Company's position in the rapidly-growing party segment of the industry. During 1992, the Company formed Gibson de Mexico, S.A. de C.V., a Mexican corporation, which purchased the net assets of a Mexican manufacturer and marketer of greeting cards, to market the Company's products primarily in Mexico. During
1991, the Company formed Gibson Greetings International Limited, a Delaware corporation, to market the Company's products in the United Kingdom and other European countries.


Sales and Marketing

        The Company's products are sold in more than 50,000 retail outlets worldwide. Because of the value consumers place on convenience, the Company continues to concentrate its distribution through one-stop-shopping outlets. To market effectively through these outlets, the Company has developed specific product programs and new product lines and introduced new in-store displays. The Company's products are primarily sold under the Gibson and Cleo brand names and are primarily distributed to supermarkets, deep discounters, mass merchandisers, variety stores and drug stores. During 1993, the Company's five largest customers accounted for approximately 35% of the Company's net sales and only one customer, Wal-Mart
Stores Inc., accounted for more than 10% of the Company's net sales

        The Company's products under the Gibson brand name are usually stocked in a department where only these products are displayed.
Product displays are expressly designed for the presentation of greeting cards, gift wrap, paper partywares, candles and other products. The Company also supplies corrugated displays for seasonal specialties. The Company's method of selling greeting cards requires frequent and attentive merchandising service and fast delivery of reorders. The Company employs a direct field sales force that regularly visits most of the Company's customers, supported by a larger, nationwide merchandising service force.

PAGE

        In order to properly display and service these products, a sizable initial investment is made in store display fixtures, sometimes totaling 300 linear feet, and in the hiring and training of service associates. To minimize costs and disruption, in the short-term, caused by the loss of a customer, the Company has entered into longer term contracts with certain retailers, consistent with general industry practice. These contracts generally have terms of from three to six years, and sometimes specify a minimum sales volume commitment. Some of the advantages to the Company include: less disruption to its distribution channels; the ability to plan product offerings into the future; and establishment of a reliable service network to ensure the best product display and salability. In certain of these contracts, cash payments or credits are negotiated constituting advance discounts against future sales. These payments are capitalized and amortized over the initial term of the contract. In the event of contract default by a retailer, such as bankruptcy or liquidation, a contract may be deemed impaired and unamortized amounts may be charged against operations immediately following the default. Use of these contracts has expanded in recent years within the industry and the Company currently has contracts with a number of customers including two of its top five customers.

        Most of the Company's gift wrap is Christmas-related and is sold under the Cleo brand name. These products are usually shipped in corrugated cartons which may be used as temporary free-standing displays. Separate free-standing product displayers and display planning services are also made available for the purpose of enhancing the presentation of Cleo products.
The Company's Cleo brand gift wrap is typically sold at lower unit retail price levels than the Company's other brands of gift wrap. In general, the Company does not provide in-store merchandising services with respect to Cleo products but rather ships these products directly to the retailers' stores or their warehouses for subsequent distribution to individual stores.

        It is characteristic of the Company's business and of the industry that accounts receivable for seasonal merchandise are carried for relatively long periods, typically as long as six months. Consistent with general industry practice, the Company allows customers to return for credit certain seasonal greeting cards.


Design and Production

        Most of the Company's greeting cards are designed, printed and finished at its Cincinnati, Ohio facility and then sent to its facilities in Berea or Covington, Kentucky for shipment directly to retail stores. Most of the Company's gift wrap is designed, printed and finished at the Company's facilities in Memphis, Tennessee and distributed from the Company's facilities in Memphis, Tennessee and Cerritos, California. The Company also purchases for resale certain finished and semi-finished products, such as gift items, from both domestic and foreign sources.


        The Company maintains a full-time staff of artists, writers, art directors and creative planners who design a majority of the Company's products. Design of everyday products begins approximately 12 months in advance of shipment. The Company's seasonal greeting cards and other items are designed and printed over longer periods than the everyday cards. Designing seasonal products begins approximately 18 months before the holiday date. Seasonal designs go into production about 12 months before the holiday date.

        Production of the Company's products increases throughout the year until late September. Because a substantial portion of the Company's shipments are typically concentrated in the latter half of the year, the Company normally is required to carry large inventories.

        The Company believes that adequate quantities of raw materials used in its business are and will continue to be available from many suppliers. Paper costs are the most significant component of the Company's product cost structure.


Competition

        The greeting card and gift wrap industry is highly competitive. Based upon its general knowledge of the industry and the limited public information available about its competitors, the Company believes it is the third largest producer of greeting cards and gift wrap in the United States. The Company's principal competitors are Hallmark Cards, Inc. and American
Greetings Corporation, which are predominant in the industry, and CPS/Artfaire, Inc. Certain of the Company's competitors have greater financial and other resources than the Company.

        The Company believes that the principal areas of competition with respect to its products are quality, design, service to the retail outlet, price and terms, which may include payments and other concessions to retail customers under long-term agreements, and that it is competitive in all of these areas.
See "Sales and Marketing".


Trademarks, Copyrights and Licenses

        The Company has approximately 40 registrations of trademarks in the United States and foreign countries. Although the Company does not generally register its creative artwork and editorial text with the U.S. Copyright Office, it does obtain certain copyright protection by printing notice of a claim of copyright on its products.
The Company has rights under various license agreements to incorporate well-known proprietary characters into its products. These licenses, most of which are exclusive, are generally for terms of one to four years and are subject to certain renewal options.
There can be no assurance that the Company will be able to renew license agreements as to any particular proprietary character. The Company believes that its business is not dependent upon any individual trademark, copyright or license.



Employees

        As of December 31, 1993, the Company employed approximately 4,600 persons on a full-time basis. In addition, as of December 31, 1993, the Company employed approximately 4,800 persons on a part-time basis. Because of the seasonality of the Company's sales, the number of the Company's production and warehousing employees varies during the year, normally reaching a peak level in September. Approximately 800 hourly employees in the Company's Memphis, Tennessee facilities are represented by a local union affiliated with the United Paper Workers
International Union and are employed under a contract which expires in 1996. Approximately 300 hourly employees currently on the payroll at the Company's Berea, Kentucky facility are represented by a local union affiliated with the International Brotherhood of Firemen and Oilers Union. Unfair labor practice charges have been filed against the Company as an outgrowth of a strike at the Berea facility in 1989. See "Legal Proceedings."


Environmental Issues

        The Company, over the past ten years, has taken a proactive approach to environmental concerns. In 1986, Cleo, Inc. ("Cleo") converted its printing operations to water-based inks. Likewise, since early 1990, the Company's subsidiary, the Gibson Card Division ("Gibson") has converted its card and related products production to water-based inks. Previously, Gibson had its Cincinnati-produced waste solvents incinerated. All but one underground storage tank on Company owned and leased premises were removed in or before 1988. In 1990, the last underground storage tank, which had contained isopropyl alcohol, was also removed in accordance with governmental closure regulations.
For the past seven years, the Company has consulted with professional firms for environmental audits before entering into potential long-term real estate transactions. Historically, expenditures associated with managing and limiting pollution or hazardous substances, as well as expenditures to remediate previously contaminated sites, have not been material to the Company's financial statements. At December 31, 1993, the
Company was aware of two environmental liabilities as discussed below:

DIAZ REFINERY - JACKSON COUNTY, ARKANSAS

        In 1989, the Company was identified by the Arkansas Department of Pollution Control and Ecology ("ADPC&E") as a potentially responsible party ("PRP") in connection with the Diaz Refinery
Site in Jackson County, Arkansas. The Company is participating with approximately 700 other PRPs in a settlement with ADPC&E for remediation of the Site. To date, the Company's share of total Site costs has been approximately $46,000. The nature and extent of the contamination, if any, is still being investigated. Thus, it is not possible at this time to provide an estimate of total clean-up costs for the Site or the Company's share of such costs.

PAGE

KIRK LANDFILL - DYER COUNTY, TENNESSEE

        In December 1993, the Company was advised by the Tennessee Department of Environment and Conservation ("TDEC") that Cleo had been identified by the State as a potentially liable party for reimbursement of Superfund Expenditures made by the State of Tennessee for site identification, investigation, containment and clean-up, including monitoring and maintenance activities.
The Company has ascertained that Cleo's alleged responsibility involves the alleged disposal of certain waste solvents at the Site during the period 1972-1975. At this time, insufficient information is available to determine the Company's potential liability, if any; however, the TDEC has requested payment of approximately $13,000, representing full reimbursement of costs incurred to date. The Company is investigating whether insurance provisions under policies in existence during the time period will be applicable.

PAGE

Item 2. Properties

        The following is a summary of the Company's principal manufacturing, distribution and administrative facilities:

                                                                Approximate
                                                                Floor Space
Location                 Principal Use                            (Sq Ft)
- --------------------      -------------------------------------  -----------
Cincinnati, Ohio         Corporate headquarters, manufacturing
                            and administration                     593,700

Memphis, Tennessee       Manufacturing, distribution and
                            administration                       1,002,800

Berea, Kentucky          Manufacturing and distribution            597,100

Mexico City, Mexico      Manufacturing and distribution             26,900

Telford, England         Manufacturing, distribution and
                            administration                          58,800

Memphis, Tennessee       Manufacturing and distribution          1,153,200

Covington, Kentucky      Manufacturing and distribution            293,000

Florence, Kentucky       Manufacturing and distribution             80,000

Reynosa, Tamaulipas,
  Mexico                 Manufacturing                              86,700

Bloomington, Indiana     Distribution                              167,700

Memphis, Tennessee       Distribution (3 facilities)               796,600

Cerritos, California     Distribution                              214,600

Neenah, Wisconsin        Distribution                               31,000
                                                                 ---------
                                Total                            5,102,100
                                                                 =========

        The first three facilities listed above are all currently leased for an initial term expiring in 2002. The Company has the right to renew the lease for two additional terms of five years each. The Company also has an option to purchase these facilities in 2002 at the higher of $35,400,000 or the fair market value of the properties at that time. For accounting purposes, this lease has been treated as an operating lease.
See Note 11 of Notes to Consolidated Financial Statements set forth in Item 8 below.

PAGE

        The Company's 1.1 million square foot manufacturing and distribution facility in Memphis, Tennessee has been financed primarily through the issuance, by the Industrial Development Board of the City of Memphis and County of Shelby, Tennessee
(the "Board"), of both taxable and tax-exempt economic development revenue bonds for the benefit of the Company's subsidiary, Cleo. Title to the facility will be held until 2004 by the Board. See Note 6 of Notes to Consolidated Financial Statements set forth in Item 8 below.

        The Telford, England, Covington, Kentucky and Bloomington, Indiana manufacturing and distribution facilities are owned by the Company. The Covington, Kentucky facility has been financed principally through tax-exempt debt and is pledged to secure the repayment of such debt. See Note 6 of Notes to Consolidated Financial Statements set forth in Item 8 below.

         The Florence, Kentucky facility, the Mexico City, Mexico facility, the Reynosa, Tamaulipas, Mexico facility and the distribution facilities at Memphis, Tennessee, Cerritos, California and Neenah, Wisconsin are leased. The Company also leases sales offices, other manufacturing, distribution and administrative facilities and, on a temporary basis, uses public warehouse space in various locations throughout the United States. The Paper Factory leases approximately
140 stores averaging approximately 3,000 to 4,000 square feet per store. Certain of these leases contain contingent payments based upon individual store sales. Leases for such facilities expire at various dates through 2003.

        The Company believes that its facilities are adequate for its present needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for their intended uses.


Item 3.  Legal Proceedings

        In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought include back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees.
In February 1990, the General Counsel of the National Labor
Relations Board ("NLRB") issued a complaint based on certain of the allegations of these charges (In the Matter of Gibson
Greetings, Inc. and International Brotherhood of Fireman and
Oilers, AFL-CIO, Cases 9-CA-26706, 27660, 26875.)  On December
18, 1991, an Administrative Law Judge of the NLRB issued a recommended order, which included reinstatements and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the
Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. A prompt notice of appeal was filed in the

PAGE

United States Court of Appeals for the District of Columbia Circuit. The Company believes it has substantial defenses to the charges, and these defenses will be presented in briefs in the Company's appeal. The appeal is scheduled to be heard on September 14, 1994. In addition, the Company is a defendant in certain other litigation. Management does not believe that an adverse outcome as to any or all of these matters would have a material adverse effect on the Company's net worth or total cash flows; however, the impact on the statement of operations in a given year could be material.


Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.


Executive Officers of the Registrant

        See Item 10.  Directors and Executive Officers of the
Registrant.

PAGE

PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

        The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income, stock sales and certain restricted investments. At December 31, 1993, the amount of unrestricted retained earnings available for dividends (in thousands of dollars) was $50,760. The Company's business is seasonal with a significant amount of its net sales and net income historically occurring in the last two quarters of the year. The following table presents certain consolidated quarterly financial data (unaudited) for 1993 and 1992:

(Dollars in
thousands except      First      Second       Third      Fourth
per share amounts)   Quarter     Quarter     Quarter     Quarter       Year
                     --------    --------    --------    --------    --------
1993
- -------------------
Net sales            $ 84,896    $ 83,796    $142,137    $235,336    $546,165
Total revenues         84,907      83,964     142,296     235,759     546,926
Cost of products
  sold                 30,996      30,813      76,119     130,375     268,303
Net income              1,802       1,215       4,145      18,690      25,852
Net income per share     0.11        0.08        0.26        1.16        1.61
Dividends per share      0.10        0.10        0.10        0.10        0.40
 Market price of
   common stock (1):
        Low            17 7/8      18          17 7/8      18 3/4      17 7/8
        High           20 3/8      20 3/4      22 5/8      21 1/4      22 5/8


1992
- -------------------
Net sales            $ 79,097    $ 78,219    $115,238    $211,564    $484,118
Total revenues         79,428      78,736     115,556     212,103     485,823
Cost of products
  sold                 27,257      28,344      70,643     121,096     247,340
Income (loss)
 before cumulative
 effect of accounting
 changes                2,427       1,202     (12,329)     16,685       7,985
Cumulative effect of
  accounting changes,
  net of income taxes
  of $1,609            (1,449)         -           -           -       (1,449)
Net income (loss)         978       1,202     (12,329)     16,685       6,536
Income (loss) per
  share before
  cumulative effect
  of accounting
  changes                0.15        0.07       (0.75)       1.03        0.50
Cumulative effect of
  accounting changes    (0.09)         -           -           -        (0.09)
Net income
  (loss) per share       0.06        0.07       (0.75)       1.03        0.41
Dividends per share      0.09        0.10        0.10        0.10        0.39
 Market price of
   common stock (1):
        Low            25 1/8      22          16 1/4      16 1/4      16 1/4
        High           31          27 5/8      24 1/4      20          31


[FN]
        (1) Per share prices are based on the closing price as quoted in the Nasdaq National Market.
        (2) Quarterly results for 1992 have been restated to reflect the adoption of Statement of Financial
             Accounting Standards (SFAS) No. 106 and SFAS No. 109 in the first quarter. The impact of the adoption of these standards was to reduce income before cumulative effect of accounting changes by $73 and $74 in the first and second quarters, respectively, and reduce earnings per share in the second quarter by $.01.

PAGE

Item 6.  Selected Financial Data

        The following summaries set forth selected financial data for the Company for each of the five years in the period ended
December 31, 1993. Selected financial data should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 below.

Income Statement Data

(Dollars and shares in thousands except per share amounts)


                                    Years Ended December 31,
                    --------------------------------------------------------
                      1993        1992        1991        1990        1989
                    --------    --------    --------    --------    --------
Revenues:
 Net sales          $546,165    $484,118    $522,166    $511,211    $463,290
 Royalty income          761       1,705       2,148       1,985       1,980
                    --------    --------    --------    --------    --------
  Total revenues     546,926     485,823     524,314     513,196     465,270
                    --------    --------    --------    --------    --------
 Cost of products
  sold               268,303     247,340     252,217     254,182     231,664
 Selling,
  distribution and
  administrative
  expenses           227,863     218,642     194,872     187,282     166,415
 Interest expense      7,737       7,803       9,380       8,667       3,842
 Interest income        (949)     (1,023)       (342)       (819)     (2,319)
                    --------    --------    --------    --------    --------
 Income before
  income taxes and
  cumulative effect
  of accounting
  changes             43,972      13,061      68,187      63,884      65,668
 Income taxes         18,120       5,076      26,303      24,084      23,299
                    --------    --------    --------    --------    --------
 Income before
  cumulative effect
  of accounting
  changes             25,852       7,985      41,884      39,800      42,369
 Cumulative effect
  of accounting
  changes                 -       (1,449)         -           -           -
                    --------    --------    --------    --------    --------
 Net income         $ 25,852    $  6,536    $ 41,884    $ 39,800    $ 42,369
                    ========    ========    ========    ========    ========
 Income per share
  before cumulative
  effect of
  accounting
  changes           $   1.61    $   0.50    $   2.61    $   2.51    $   2.68
                    ========    ========    ========    ========    ========
 Net income
  per share         $   1.61    $   0.41    $   2.61    $   2.51    $   2.68
                    ========    ========    ========    ========    ========
 Dividends
  per share         $   0.40    $   0.39    $   0.36    $   0.34    $   0.33
                    ========    ========    ========    ========    ========
 Average common
  shares and
  equivalents         16,103      16,104      16,039      15,848      15,784
                    ========    ========    ========    ========    ========

Other Financial Data

(Dollars in thousands except per share amounts)

                                          December 31,
                    --------------------------------------------------------
                      1993        1992        1991        1990        1989
                    --------    --------    --------    --------    --------
Working capital     $213,856    $224,261    $215,011    $128,489    $146,676
Plant and
 equipment, net      116,900     112,712     110,769     101,996      75,067
Total assets         580,411     501,104     544,261     553,499     438,888
Debt due within
 one year (1)         66,187      31,911      71,208     148,302      89,197
Long-term debt        74,365      70,175      71,079      21,755      30,425
Excess of fair
 value of companies
 acquired over
 cost, net                -           -           -        1,430       2,880
Stockholders'
 equity              323,681     303,341     300,743     261,402     226,043

Equity per share       20.15       18.92       18.86       16.58       14.41
Capital
 expenditures         31,049      30,970      31,736      42,706      31,959

[FN]
        (1) Includes the current portion of long-term debt which consisted of $3,917 in 1993, $1,811 in 1992, $708 in 1991,
             $6,702 in 1990 and $2,697 in 1989.

PAGE

Item 7.  Management's Discussion and Analysis of  Financial
Condition and Results of Operations

Unless specifically stated otherwise, dollars in thousands except per share amounts.

Results of Operations

        The Company's 1993 results reflected a recovery from the prior year which was adversely impacted by the Chapter 11 bankruptcy filing by Phar-Mor, Inc. (Phar-Mor) during 1992. Total revenues in 1993 increased 12.6% to $546.9 million compared to a decrease of 7.3% in 1992 and an increase of 2.2% in 1991. The revenue gains in 1993 were attributable to The Paper Factory of Wisconsin, Inc. (The Paper Factory) which was acquired in June
1993, as well as increased domestic and international sales of greeting cards, partially offset by a modest decline in sales of gift wrap and related products. Consistent with general industry practice, the Company allows customers to return for credit certain seasonal greeting cards. Also, consistent with general industry practice, and where deemed prudent to secure substantial long-term volume commitments, the Company enters into long-term sales contracts with certain retailers, some of which include advance payments. Returns and allowances were 13.3% in 1993 compared to 15.9% in 1992 and 17.2% in 1991. The decline in 1993 returns and allowances was due to lower returns of certain seasonal products and lower allowances for certain everyday products. The Company does not believe that its 1993 results were materially affected by recessionary pressures.
Royalty income of $.8 million for 1993 declined by $.9 million from 1992 primarily due to the expiration of certain international licensing agreements.

        The Company's 1992 results reflected lower revenues from Phar-Mor of $28.1 million, including the write-off of long-term contracts totaling $16.4 million. In addition, lower unit sales for everyday and seasonal greeting cards, partially offset by higher unit sales of gift wrap and lower returns of certain seasonal products contributed to the decline. The 1991 increase in total revenues resulted from higher selling prices and unit sales for everyday and seasonal greeting cards partially offset by unit decreases in gift wrap and increased returns and allowances.

PAGE

        Total costs and expenses were $503.0 million or 92.0% of total revenues in 1993 compared to 97.3% in 1992 and 87.0% in 1991.
Cost of products sold was 49.1% of total revenues in 1993 compared to 50.9% and 48.1% in 1992 and 1991, respectively. The decline in 1993 compared to 1992 was due to higher revenues and product sales mix, reflecting the acquisition of The Paper
Factory. The increase in 1992 compared to 1991 was due to lower revenues and product sales mix. Selling, distribution and administrative expenses were 41.7% of total revenues in 1993 compared to 45.0% in 1992 and 37.2% in 1991. The decline in these expenses, as a percentage, reflected higher revenues, partially offset by acquisition costs associated with The Paper
Factory and start-up costs for international operations.
Additionally, 1992 expenses included Phar-Mor related items including write-offs of accounts receivable of $5.9 million and card display fixtures of $5.1 million. Expenses associated with international operations as well as domestic restructuring charges also adversely impacted 1992.

        Interest expense, net of interest income, decreased to 1.2% of total revenues in 1993 compared to 1.4% and 1.7% in 1992 and 1991, respectively. Lower interest rates were partially offset by higher average borrowings, largely resulting from the acquisition of The Paper Factory as well as higher working capital levels. The decrease in the 1992 percentage versus 1991 was attributable to lower average borrowing levels combined with lower interest rates. Also included in 1991 were a $.5 million prepayment penalty on the Company's 13.625% senior notes which were retired and increased interest expense associated with debt incurred to finance a new manufacturing and distribution center.

        Income before income taxes and cumulative effect of accounting changes was $44.0 million, an increase of $30.9 million over 1992 compared to a decrease in 1992 of $55.1 million from 1991 and an increase of $4.3 million in 1991 over 1990. This represented 8.0% of total revenues in 1993 compared to 2.7% and 13.0% in 1992 and 1991, respectively.

        The effective income tax rate for 1993 was 41.2% compared to 38.9% in 1992 and 38.6% in 1991. See Notes 1 and 7 of Notes to
Consolidated Financial Statements set forth in Item 8 below.

        Income before cumulative effect of accounting changes was $25.9 million in 1993 compared to $8.0 million in 1992 and $41.9 million in 1991, and represented 4.7% of total revenues compared to 1.6% and 8.0% in 1992 and 1991, respectively.

PAGE

        During 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 - "Employer's Accounting for Postretirement Benefits Other Than Pensions" retroactive to January 1, 1992. Upon adoption, the Company incurred a one-time charge of $2.5 million, net of income taxes of $1.6 million, attributable to the cumulative effect of the adoption of this accounting change. The impact on net income per share was $.15. In addition, the Company adopted SFAS No. 109 - "Accounting for Income Taxes" which resulted in a credit of $1.1 million or $.06 per share for the cumulative effect of this change.

        Net income of $25.9 million in 1993 increased $19.3 million compared to a decrease in 1992 of $35.3 million and an increase of $2.1 million in 1991, and represented 4.7% of total revenues compared to 1.3% and 8.0% in 1992 and 1991, respectively.

        The Company attempts to minimize the impact of inflation by controlling its cost of raw materials, labor and other expenses, and pricing its products in light of general economic conditions.


Liquidity and Capital Resources

        Cash flows from operating activities for 1993 provided $31.6 million in cash compared to $74.8 million in 1992 and $47.0 million in 1991. The decline in 1993 of $43.2 million was primarily the result of decreased amortization of deferred costs and other intangibles of $14.5 million combined with higher working capital requirements. Trade receivables increased 13.3% largely reflecting increased revenues. Inventories increased
12.8% resulting from the acquisition of The Paper Factory combined with higher gift wrap and related products inventories.
The increase in other assets, excluding amortization, primarily reflected additional commitments made for long-term customer agreements combined with goodwill associated with the acquisition of The Paper Factory.

        Cash used in investing activities for plant and equipment purchases totaled $31.0 million in both 1993 and 1992 compared to $31.7 million in 1991. The Company anticipates that the 1994 expenditure levels will be in line with historical trends based upon existing business conditions.

        Cash provided by financing activities in 1993 was $23.7 million compared to cash used in financing activities in 1992 and 1991 of $44.3 million and $30.4 million, respectively. The 1993 increase in short-term borrowings reflected higher working capital levels combined with funds used to acquire The Paper
Factory. Long-term debt increased in 1993 due to the issuance of unsecured notes to the former shareholders of The Paper
Factory, payable over the next four years. During 1991, the Company prepaid $6.0 million of its 13.625% senior notes and privately placed $50.0 million of 9.33% senior notes. Proceeds from the private placements were used to reduce short-term debt.

PAGE

        In April 1993, the Company consummated a new $210 million, three-year revolving credit facility, replacing a similar existing facility. The facility will provide funds for general corporate purposes and future growth. On March 4, 1994, the Company announced that, based on trading of swap/derivative positions subsequent to year-end, the Company entered into two new contracts which will result in a minimum loss of $3.0 million and a maximum potential loss of $27.5 million. The new contracts, which mature in June and August 1995, may be liquidated at any time prior to maturity and have an estimated cost of termination of approximately $17.5 million at March 4, 1994.

        Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, all of which total approximately $19 million to $29 million per year for the next five years, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies.

        Management does not believe that there are any trends, events, commitments or uncertainties, except for previously disclosed items, and aside from normal seasonal fluctuations and general industry competitive conditions, that should be expected to have a material effect on the results of operations, financial condition, liquidity, or capital resources of the Company.

        For additional financial information see Consolidated Financial Statements and Notes to Consolidated Financial Statements set forth in Item 8 below.

PAGE

Item 8.  Financial Statements and Supplementary Data

Gibson Greetings, Inc.
Consolidated Statements of Income
Years Ended December 31, 1993, 1992 and 1991
(Dollars in thousands except per share amounts)

                                            1993         1992         1991
                                          ---------   ---------    ---------
Revenues:
    Net sales                             $ 546,165   $ 484,118    $ 522,166
    Royalty income                              761       1,705        2,148
                                          ---------   ---------    ---------
        Total revenues                      546,926     485,823      524,314
                                          ---------   ---------    ---------
Costs and expenses:
    Cost of products sold                   268,303     247,340      252,217
    Selling, distribution and
     administrative expenses                227,863     218,642      194,872
    Interest expense, net of
     capitalized interest                     7,737       7,803        9,380
    Interest income                            (949)     (1,023)        (342)
                                          ---------   ---------    ---------
        Total costs and expenses            502,954     472,762      456,127
                                          ---------   ---------    ---------
Income before income taxes and
    cumulative effect of
    accounting changes                       43,972      13,061       68,187

    Income taxes                             18,120       5,076       26,303
                                          ---------   ---------    ---------
Income before cumulative effect
    of accounting changes                    25,852       7,985       41,884
                                          ---------   ---------    ---------
Cumulative effect of change in
    accounting for postretirement
    benefits other than pensions,
    net of income taxes of $1,609                -       (2,487)          -

Cumulative effect of change in
    accounting for income taxes                  -        1,038           -
                                          ---------   ---------    ---------
Net income                                $  25,852   $   6,536    $  41,884
                                          =========   =========    =========


Income per share before
    cumulative effect of
    accounting changes                    $    1.61   $    0.50    $    2.61

Cumulative effect per share
    of change in accounting for
    postretirement benefits
    other than pensions, net of
    income taxes                                 -        (0.15)          -

Cumulative effect per share of
    change in accounting for
    income taxes                                 -         0.06           -
                                          ---------   ---------    ---------
Net income per share                      $    1.61   $    0.41    $    2.61
                                          =========   =========    =========

[FN]

See accompanying notes to consolidated financial statements.

PAGE

Gibson Greetings, Inc.
Consolidated Balance Sheets
December 31, 1993 and 1992
(Dollars in thousands except per share amounts)

                                             1993        1992
                                          ---------   ---------
Assets
Current assets:
    Cash and equivalents                  $   9,477   $   9,505
    Trade receivables, net                  192,163     169,605
    Inventories                             133,944     118,758
    Prepaid expenses                          4,207       4,301
    Deferred income taxes                    36,796      31,947
                                          ---------   ---------
        Total current assets                376,587     334,116

Plant and equipment, net                    116,900     112,712

Other assets, net                            86,924      54,276
                                          ---------   ---------
                                          $ 580,411   $ 501,104
                                          =========   =========
Liabilities and Stockholders' Equity

Current liabilities:
    Debt due within one year              $  66,187   $  31,911
    Accounts payable                         18,835      14,738
    Income taxes payable                     17,230       9,931
    Other current liabilities                60,479      53,275
                                          ---------   ---------
        Total current liabilities           162,731     109,855

Deferred income taxes                        (1,102)      2,693

Long-term debt                               74,365      70,175

Other liabilities                            20,736      15,040
                                          ---------   ---------
        Total liabilities                   256,730     197,763
                                          ---------   ---------
Stockholders' Equity:

    Preferred stock, par value $1.00;
      5,000,000 shares authorized,
      none issued                                -           -

    Preferred stock, Series A, par
      value $1.00; 300,000 shares
      authorized, none issued                    -           -

    Common stock, par value $.01;
      50,000,000 shares authorized,
      16,533,267 and 16,506,919
      shares issued, respectively               165         165


    Paid-in capital                          45,209      44,436

    Retained earnings                       283,904     264,469

    Foreign currency adjustment                 291         159
                                          ---------   ---------
                                            329,569     309,229
                                          ---------   ---------
    Less treasury stock, at cost,
      473,344 and 473,344 shares,
      respectively                            5,888       5,888
                                          ---------   ---------
        Total stockholders' equity          323,681     303,341
                                          ---------   ---------
Commitments and contingencies
  (Notes 11 and 12)
                                          $ 580,411   $ 501,104
                                          =========   =========

[FN]

See accompanying notes to consolidated financial statements.


PAGE

Gibson Greetings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 1993, 1992 and 1991
(Dollars in thousands)

                                            1993         1992         1991
                                         ---------    ---------    ---------
Cash flows from operating activities:
  Net income                             $  25,852    $   6,536    $  41,884
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and write-down of
       display fixtures                     22,688       24,870       18,495
     Loss on disposal of plant
       and equipment                         5,817        3,816        4,441
     Deferred income taxes                  (9,157)      (6,708)      (3,246)
     Amortization of excess of fair value
       of companies acquired over cost          -            -        (1,430)
     Amortization and write-down of
       deferred costs and
       other intangibles                    19,547       34,087       15,822
     Change in assets and liabilities:
       (Increase) decrease in trade
          receivables, net                 (22,529)      36,422       (5,466)
       Increase in inventories              (6,963)      (4,119)         (29)
       (Increase) decrease in
          prepaid expenses                     286         (182)       3,898
       Increase in other assets,
          net of amortization              (25,999)     (23,356)      (8,085)
       Increase (decrease) in
          accounts payable                   2,579         (524)         386
       Increase (decrease) in
          income taxes payable               7,173       (9,967)       4,456
       Increase (decrease) in other
          current liabilities                6,603        6,169      (24,544)
       Increase in other liabilities         5,696        7,511          457
     All other, net                            (22)         272          (89)
                                         ---------    ---------    ---------
         Total adjustments                   5,719       68,291        5,066
                                         ---------    ---------    ---------
       Net cash provided by
         operating activities               31,571       74,827       46,950
                                         ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of plant and equipment          (31,049)     (30,970)     (31,736)
  Proceeds from sale of
    plant and equipment                        550           63           27
  Acquisition of The Paper Factory
    of Wisconsin, Inc.,
    net of cash acquired                   (24,782)          -            -
                                         ---------    ---------    ---------
       Net cash used in investing
         activities                        (55,281)     (30,907)     (31,709)
                                         ---------    ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in
    short-term borrowings                   23,062      (40,400)     (71,100)
  Issuance of long-term debt, net            8,075          875       50,000
  Payments on long-term debt                (1,811)        (708)      (6,702)
  Issuance of common stock                     773        2,277        3,243
  Acquisition of common stock
    for treasury                                -           (49)        (222)
  Dividends paid                            (6,417)      (6,251)      (5,638)
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         financing activities               23,682      (44,256)     (30,419)
                                         ---------    ---------    ---------
Net decrease in cash and equivalents           (28)        (336)     (15,178)

Cash and equivalents at beginning of year    9,505        9,841       25,019
                                         ---------    ---------    ---------
Cash and equivalents at end of year      $   9,477    $   9,505    $   9,841
                                         =========    =========    =========
Supplemental disclosure of
 cash flow information
  Cash paid during the year for:
    Interest, net of amounts capitalized $   7,544    $   8,201    $   9,264
    Income taxes                            20,243       19,015       24,851

[FN]

See accompanying notes to consolidated financial statements.


PAGE

Gibson Greetings, Inc.
Consolidated Statements of Changes in Stockholder's Equity
Years Ended December 31, 1993, 1992 and 1991
(Dollars in thousands except per share amounts)

                                            1993         1992         1991
                                         ---------    ---------    ---------
Common stock, par value $.01:
    Balance at beginning of year         $     165    $     164    $     162
    Exercise of stock options                   -             1            2
                                         ---------    ---------    ---------
                                               165          165          164
                                         ---------    ---------    ---------
Paid-in capital:
    Balance at beginning of year            44,436       42,160       38,919
    Exercise of stock options                  773        2,276        3,241
                                         ---------    ---------    ---------
                                            45,209       44,436       42,160
                                         ---------    ---------    ---------
Retained earnings:
    Balance at beginning of year           264,469      264,184      227,938
    Net income                              25,852        6,536       41,884
    Cash dividends paid ($.40, $.39,
      and $.36 per share in 1993,
      1992 and 1991, respectively)          (6,417)      (6,251)      (5,638)
                                         ---------    ---------    ---------
                                           283,904      264,469      264,184
                                         ---------    ---------    ---------
Foreign currency translation adjustment:
    Balance at beginning of year               159           74           -
    Aggregate adjustments resulting
      from translation of financial
      statements into U.S. dollars             132           85           74
                                         ---------    ---------    ---------
                                               291          159           74
                                         ---------    ---------    ---------
Less treasury stock, at cost:
    Balance at beginning of year             5,888        5,839        5,617
    Common stock acquired                       -            49          222
                                         ---------    ---------    ---------
                                             5,888        5,888        5,839
                                         ---------    ---------    ---------
        Total stockholders' equity       $ 323,681    $ 303,341    $ 300,743
                                         =========    =========    =========

[FN]

See accompanying notes to consolidated financial statements.

PAGE

Gibson Greetings, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollars in thousands except per share amounts)


Note 1--Nature of Business and Statement of Accounting Policies


Principles of consolidation

        The consolidated financial statements include the accounts of Gibson Greetings, Inc. and its wholly-owned and majority-owned subsidiaries (the Company). All intercompany transactions have been eliminated.


Nature of business

        The Company operates in a single industry segment: the design, manufacture and sale of greeting cards, gift wrap and related products. The Company sells to customers in several channels of the retail trade principally located in the United States. The
Company recognizes sales at the time of shipment from its facilities. Provisions for sales returns are recorded at the time of the sale, based upon current conditions and the Company's historic experience. The Company conducts business based upon periodic credit evaluations of its customers' financial condition and generally does not require collateral.
The Company does not believe a concentration of risk exists due to the diversity of channels of distribution and geographic location of its retail customers. During the year ended
December 31, 1993, the Company's largest customer accounted for approximately 12% of total revenues and during the year ended
December 31, 1992, the same customer accounted for approximately
11% of total revenues. During the year ended December 31, 1991, a different customer accounted for approximately 13% of total revenues.


International Operations

        During 1992, the Company formed Gibson de Mexico, S.A. de C.V. (Gibson de Mexico) to purchase certain assets and assume certain liabilities of Pagina Once, S.A. de C.V. (Pagina Once). Pagina
Once was primarily engaged in the manufacturing and marketing of greeting cards. Minority stockholders of Gibson de Mexico are principal officers of Gibson de Mexico. The total cost of the acquisition exceeded the fair value of the net assets by $583.

        During 1991, the Company formed Gibson Greetings International Limited (Gibson International) to market the Company's products primarily in the United Kingdom and other European countries.
The minority stockholders of Gibson International are principal officers of Gibson International.

        The activities of these subsidiaries were not material to consolidated operations in either 1993 or 1992.
PAGE

Retail Operations

        On June 1, 1993, the Company acquired The Paper Factory of Wisconsin, Inc. (The Paper Factory) for $25.1 million in a business combination accounted for as a purchase. The Paper Factory operates retail stores located primarily in manufacturers' outlet shopping centers. The results of The
Paper Factory are not material and are included in the consolidated financial statements since the date of acquisition. The total cost of the acquisition exceeded the fair value of the net assets of The Paper Factory by $26.2 million. In connection with the acquisition, the Company assumed liabilities of approximately $11.6 million. Accumulated goodwill amortization at December 31, 1993 was $792.


Cash and equivalents

        Cash and equivalents are stated at cost. Cash equivalents include time deposits, money market instruments and short-term debt obligations with original maturities of three months or
less.   The carrying amount approximates fair value because of
the short maturity of these instruments.


Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market.


Plant and equipment

        Plant and equipment are stated at cost. Plant and equipment, except for leasehold improvements, are depreciated over their related estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the terms of the respective leases, using the straight-line method. Expenditures for maintenance and repairs are charged to operations currently; renewals and betterments are capitalized.


Other assets

        Other assets include deferred and prepaid costs, goodwill and other intangibles. Deferred and prepaid costs represent costs incurred relating to long-term customer sales agreements.
Deferred and prepaid costs are amortized ratably over the terms of the agreements, generally three to six years. Goodwill and other intangibles are amortized over periods ranging from three to twenty years, using the straight-line method.

PAGE

Income taxes

        Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 - "Accounting for Income Taxes." This Statement utilizes the liability method of accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws. Prior to 1992, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11. Investment tax credits are amortized to income over the lives of the related assets.


 Excess of fair value of companies acquired over cost

        The excess of fair value of companies acquired over cost was amortized to income over ten years, using the straight-line
method.  Amortization was complete in 1991.   Accumulated
amortization at December 31, 1993 and 1992 was $14,480.


Interest rate swap agreements

        The difference between the amount of interest to be paid and the amount of interest to be received under interest rate swap agreements due to changing interest rates is charged or credited to interest expense over the life of the agreements. The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.


Other Postretirement Benefits

        Effective January 1, 1992, the Company adopted SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than
Pensions" (OPEB). This Statement requires that the cost of these benefits be recognized in the financial statements during the employee's active working career.


Computation of net income per share

        The computation of net income per share is based upon the weighted average number of shares of common stock and equivalents outstanding during the year: 16,102,709 shares for 1993, 16,103,897 shares for 1992, and 16,039,259 shares for 1991.

PAGE

Reclassifications

        Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 1993 presentation.


Note 2--Trade Receivables

        Trade receivables at December 31, 1993 and 1992, consist of the following:

                                             1993        1992
                                          ---------   ---------
         Trade receivables                $ 245,682   $ 223,022
         Less reserve for returns,
          allowances, cash discounts
          and doubtful accounts              53,519      53,417
                                          ---------   ---------
                                          $ 192,163   $ 169,605
                                          =========   =========

Note 3--Inventories

        Inventories at December 31, 1993 and 1992, consist of the following:

                                             1993        1992
                                          ---------   ---------
        Finished goods                    $  83,074   $  67,736
        Work-in-process                      13,147      12,867
        Raw materials and supplies           37,723      38,155
                                          ---------   ---------
                                          $ 133,944   $ 118,758
                                          =========   =========


PAGE

Note 4--Plant and Equipment

        Plant and equipment at December 31, 1993 and 1992, consist of the following:

                                             1993        1992
                                          ---------   ---------
        Land and buildings                $  35,936   $  32,807
        Machinery and equipment              60,842      54,010
        Display fixtures                     84,117      84,334
        Leasehold improvements               10,001       9,164
        Construction in progress              4,233       3,761
                                          ---------   ---------
                                            195,129     184,076
        Less accumulated depreciation        78,229      71,364
                                          ---------   ---------
                                          $ 116,900   $ 112,712
                                          =========   =========

Note 5--Other Assets

        Other assets at December 31, 1993 and 1992, consist of the following:

                                             1993        1992
                                          ---------   ---------
        Deferred and prepaid costs        $ 112,157   $  87,895
        Goodwill and other intangibles       31,601       5,384
                                          ---------   ---------
                                            143,758      93,279
        Less accumulated amortization        56,834      39,003
                                          ---------   ---------
                                          $  86,924   $  54,276
                                          =========   =========

PAGE

Note 6--Debt

        Debt at December 31, 1993 and 1992, consists of the following:

                                             1993        1992
                                          ---------   ---------
        Debt due within one year:

        Commercial paper bearing
          interest at a weighted
          average rate of 3.60%           $  13,020   $      -
        Loans payable to banks
          under a revolving credit
          agreement bearing interest
          at a weighted average rate
          of 3.70%                           10,000          -
        Loans payable to banks under
          uncommitted borrowing
          facilities bearing interest
          at weighted average rates of
          3.55% and 3.58%, respectively      39,250      30,100
        Current portion of long-term debt     3,917       1,811
                                          ---------   ---------
                                          $  66,187   $  31,911
                                          =========   =========
        Long-term debt:

        Senior notes bearing interest
          at 9.33%, with annual serial
          maturities from 1995 through
          2001                            $  50,000   $  50,000
        Economic development revenue
          bonds (tax-exempt) bearing
          interest at a weighted average
          rate of 7.17%, with annual
          serial maturities from 1993
          through 1999 and a term maturity
          in 2004, less unamortized
          discount of $163 and $179 in
          1993 and 1992, respectively, to
          yield an effective rate of 7.29%    9,277       9,821
        Economic development revenue
          bonds (taxable) bearing interest
          at 9.10%, with annual sinking
          fund payments required in 1993
          through 2004, less unamortized
          discount of $159 and $175 in
          1993 and 1992, respectively, to
          yield an effective rate of 9.35%    6,431       6,760
        Notes payable to former
          shareholders of The Paper
          Factory of Wisconsin, Inc.
          bearing interest at 5.01%,
          payable in annual installments
          of $2,019                           8,075          -
        Industrial revenue bonds bearing
          interest at 9.25%, payable in
          semi-annual installments of $300,
          secured by plant and equipment
          with a carrying value of $6,275
          and $6,792 at December 31, 1993
          and 1992, respectively              3,000       3,600
        Urban development action grant
          bearing interest at 8.00%,
          payable in quarterly
          installments, secured by land,
          building and equipment with a
          carrying value of $16,183 and
          $16,262 at December 31, 1993 and
          1992, respectively                    682         875
        Other notes bearing interest at a
          weighted average rate of 5.20%,
          payable in quarterly
          installments, secured by the same
          assets securing the industrial
          revenue bonds                         817         930
                                          ---------   ---------
                                             78,282      71,986
        Less portion due within one year      3,917       1,811
                                          ---------   ---------
                                          $  74,365   $  70,175
                                          =========   =========

PAGE

        In 1991, the Company privately placed $50,000 in long-term senior notes with proceeds being used for general corporate purposes.

        In 1993, the Company entered into a new three-year revolving credit agreement, replacing a similar existing facility, which expires April 26, 1996. The amount which can be borrowed under this agreement is $210,000.

        The fair value of the Corporation's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities. The estimated fair value of the Company's gross long-term debt at December 31, 1993 was $83,992.

        The Company periodically enters into interest rate swap or derivative transactions with the intent to manage the interest rate sensitivity of portions of its debt. At December 31, 1993, the Company had four outstanding interest rate swap/derivative positions with a total notional amount of $96,000. Two agreements, with terms similar to the related bonds, are constituted as hedges and effectively change the Company's interest rate on $3,000 of industrial revenue bonds to 6.67% through February 1998. One of the other two agreements attempts to limit the Company's exposure against rising short-term rates on a notional amount of $60,000 through 1995. The last position provides the Company with a maximum 1.0% annuity on $30,000 through August 1994 predicated on short-term rates remaining in a specified range. Based on the estimated cost of terminating these two positions, the Company has an unrealized net loss at December 31, 1993 of approximately $1,000.

        On March 4, 1994, the Company announced that, based on trading of swap/derivative positions subsequent to year-end, the Company entered into two new contracts which will result in a minimum loss of $3,000 and a maximum potential loss of $27,500. The new contracts, which mature in June and August 1995, may be liquidated at any time prior to maturity and have an estimated cost of termination of approximately $17,500 at March 4, 1994.

        The annual principal payments due on long-term debt for each of the years in the five-year period ended December 31, 1998, are $3,917, $11,164, $11,269, $11,116 and $9,205, respectively.

        Capitalized interest for the years ended December 31, 1993, 1992 and 1991 were $0, $74 and $322, respectively.

PAGE

        The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income, stock sales and certain restricted investments. At December 31, 1993, the amount of unrestricted retained earnings available for dividends was $50,760.


Note 7--Income Taxes

        The Company adopted the provisions of SFAS No. 109 effective January 1, 1992, and recorded a credit of $1,038 and increased earnings per share by $.06 for the cumulative effect of this change in accounting principle. There was no effect on income before income taxes for the year ended December 31, 1992, resulting from the adoption of SFAS No. 109.

        The provision for income taxes for the years ended December 31, 1993, 1992 and 1991, consists of the following:

                                            1993         1992         1991
                                         ---------    ---------    ---------
        Federal:
          Current                        $  21,355    $   7,257    $  23,915
          Deferred                          (7,052)      (4,594)      (2,617)
          Deferred investment
           tax credits, net                   (122)        (124)        (195)
                                         ---------    ---------    ---------
                                            14,181        2,539       21,103
                                         ---------    ---------    ---------
        State and local:
          Current                            5,240        2,093        5,829
          Deferred                          (1,390)      (1,076)        (629)
                                         ---------    ---------    ---------
                                             3,850        1,017        5,200
                                         ---------    ---------    ---------
        Foreign:
          Current                               -            -            -
          Deferred                              89          (89)          -
                                         ---------    ---------    ---------
                                                89          (89)          -
                                         ---------    ---------    ---------
                                         $  18,120    $   3,467    $  26,303
                                         =========    =========    =========

PAGE

        For the year ended December 31, 1992, provision for income taxes was included in the financial statements as follows:

                                                         1992
                                                      ---------
        Continuing operations                         $   5,076
        Transition effect of change in
          accounting for postretirement
          benefits other than pensions                   (1,609)
                                                      ---------
                                                      $   3,467
                                                      =========

        Recently enacted tax laws raised the statutory tax rate for corporations from 34% to 35%, retroactive to January 1, 1993. Partially offsetting the adverse impact of the 1% increase in effective tax rates in 1993 and future periods is the favorable adjustment of $.7 million recorded in 1993 due to the revaluation of certain deferred tax assets.

        The effective income tax rate for the years ended December 31, 1993, 1992 and 1991, varied from the statutory federal income tax rate as follows:

                                            1993         1992         1991
                                         ---------    ---------    ---------
        Statutory federal
          income tax rate                    35.0%        34.0%        34.0%
        State and local income taxes,
          net of federal income tax
          benefit                             5.7          6.8          5.0
        Other                                 0.5         (1.9)        (0.4)
                                         ---------    ---------    ---------
                                             41.2%        38.9%        38.6%
                                         =========    =========    =========


PAGE

        The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows for the year ended December 31, 1991:

                                                         1991
                                                      ---------
        Reserve for returns, allowances, cash
          discounts and doubtful accounts             $  (2,780)
        Reserve for inventories and related items           616
        Depreciation of plant and equipment                 617
        Reserve for display fixtures                       (500)
        Accrued compensation and benefits                (1,479)
        Other                                               280
                                                      ---------
                                                      $  (3,246)
                                                      =========


        Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws.

        The net deferred taxes are comprised of the following:

                                             1993        1992
                                          ---------   ---------
        Current deferred taxes:
                Gross assets              $  37,573   $  32,646
                Gross liabilities              (777)       (699)
                                          ---------   ---------
                                             36,796      31,947
                                          ---------   ---------
        Noncurrent deferred taxes:
                Gross assets                 12,745       8,180
                Gross liabilities           (11,241)    (10,350)
                Deferred investment
                  tax credits                  (402)       (523)
                                          ---------   ---------
                                              1,102      (2,693)
                                          ---------   ---------
                                          $  37,898   $  29,254
                                          =========   =========


        The Company did not record any valuation allowances against deferred tax assets at January 1, 1992, December 31, 1992 or
December 31, 1993, due to the substantial amounts of taxable income generated over the last three to five years.

PAGE

        The tax balances of significant temporary differences representing deferred tax assets and liabilities for the years ended December 31, 1993 and 1992 were as follows:

                                             1993        1992
                                          ---------   ---------
        Reserve for returns, allowances,
          cash discounts and doubtful
          accounts                        $  22,279   $  21,828
        Reserve for inventories
          and related items                   7,655       4,959
        Postretirement benefits               1,885       1,851
        Depreciation of plant
          and equipment                     (11,078)    (10,294)
        Reserve for display fixtures          1,644       1,476
        Accrued compensation and benefits    10,854       7,700
        Other accruals and reserves           5,061       2,257
        Deferred investment tax credits
          benefits other than pensions         (402)       (523)
                                          ---------   ---------
                                          $  37,898   $  29,254
                                          =========   =========


Note 8--Other Current Liabilities

        Other current liabilities at December 31, 1993 and 1992, consist of the following:

                                             1993        1992
                                          ---------   ---------
        Compensation, payroll taxes and
          related withholdings            $  14,110   $  10,626
        Sales, service and
          advertising costs                  22,915      23,157
        Other                                23,454      19,492
                                          ---------   ---------
                                          $  60,479   $  53,275
                                          =========   =========

PAGE

Note 9--Postretirement Benefits

        The Company sponsors a defined benefit pension plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements. Benefits are based upon years of service and average compensation levels. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. Contributions are intended to provide not only for benefits earned to date, but also for benefits expected to be earned in the future.

        The following table sets forth the Retirement Plan's funded status on the measurement dates, September 30, 1993 and 1992, and a reconciliation of the funded status to the amounts recognized in the Company's consolidated balance sheets at December 31, 1993 and 1992:

                                             1993        1992
                                          ---------   ---------
        Actuarial present value of
          benefit obligations:
                Vested benefit obligation $  49,995   $  42,871
                                          =========   =========
                Accumulated benefit
                  obligation              $  54,203   $  46,296
                                          =========   =========
                Projected benefit
                  obligation for services
                  rendered to date        $  66,183   $  59,329
        Plan assets at fair market value     62,106      56,457
                                          ---------   ---------
        Plan assets less than projected
          benefit obligation                 (4,077)     (2,872)
        Unrecognized net asset at
          January 1, 1986, being
          recognized over 9.9 years            (873)     (1,332)
        Unrecognized prior service cost       1,852       2,553
        Unrecognized net gain resulting
          from experience different from
          assumed and effects of changes
          in assumptions                     (4,565)     (3,639)
                                          ---------   ---------
        Accrued pension expense included
          in other liabilities            $  (7,663)  $  (5,290)
                                          =========   =========


        The fair market value of the Retirement Plan's assets at December 31, 1993 and 1992, was $61,559 and $58,474,
respectively. The changes in asset values relative to the measurement dates are primarily due to fluctuations in the market value of the plan's equity investments.

PAGE

        In 1990, the Company established a nonqualified defined benefit plan for employees whose benefits under the Retirement Plan are limited by provisions of the Internal Revenue Code.
Additionally in 1990, the Company established a nonqualified defined benefit plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under other Company plans. A nonqualified plan was also established to provide retirement benefits for members of the Company's
Board of Directors who are not covered under any of the Company's other plans. All plans established in 1990 were unfunded at December 31, 1993 and 1992, although assets for those plans are held in certain grantor tax trusts known as "Rabbi" trusts. These assets are subject to claims of the Company's creditors but otherwise must be used only for purposes of providing benefits under the plans.

        The following table sets forth the nonqualified defined benefit plans' benefit obligations on the measurement dates, September
30, 1993 and 1992, and a reconciliation of those obligations to the amounts recognized in the Company's consolidated balance sheets at December 31, 1993 and 1992:

                                             1993        1992
                                          ---------   ---------
        Actuarial present value of
          benefit obligations:
                Vested benefit obligation $   3,431   $   2,402
                                          =========   =========
                Accumulated benefit
                  obligation              $   4,396   $   3,206
                                          =========   =========
                Projected benefit
                  obligation for services
                  rendered to date        $   5,321   $   3,870
        Plan assets at fair market value         -           -
                                          ---------   ---------
        Unfunded projected
          benefit obligation                 (5,321)     (3,870)
        Unrecognized prior service cost       2,254       2,163
        Unrecognized net loss resulting
          from experience different from
          assumed and effects of changes
          in assumptions                        834         169
                                          ---------   ---------
        Accrued pension expense included
          in other liabilities            $  (2,233)  $  (1,538)
                                          =========   =========

PAGE

        The assumed weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the plans was 7.0% and 5.0% in 1993 and 8.0% and 6.0% in 1992, respectively. The assumed long-term rate of return on plan assets used for valuation purposes was 9.0% for 1993 and 1992.

        A summary of the components of net pension expense for all of the Company's defined benefit plans for the years ended December
31, 1993, 1992 and 1991, is as follows:

                                            1993         1992         1991
                                         ---------    ---------    ---------
        Service cost-benefits earned
          during the period              $   2,917    $   2,834    $   2,529
        Interest cost on projected
          benefit obligation                 5,092        4,758        4,323
        Net amortization and deferral
          income tax benefit                   128          159        6,923
        Expected return on plan assets      (4,941)      (4,610)     (11,064)
                                          --------    ---------    ---------
                                          $  3,196    $   3,141    $   2,711
                                          ========    =========    =========


        The Company has a defined contribution pension plan for employees who are members of a collective bargaining unit. Benefits under this plan are determined based upon years of service and an hourly contribution rate. Pension expense for this plan for the years ended December 31, 1993, 1992 and 1991, was $451, $479 and $410, respectively.

        The Company has two defined contribution plans pursuant to
Section 401(k) of the Internal Revenue Code. The plans provide that employees meeting certain eligibility requirements may defer a portion of their salary subject to certain limitations. The Company pays certain administrative costs of the plans and contributes to the plans based upon a percentage of the employee's salary deferral and an annual additional contribution at the discretion of the Board of Directors. The total expense for these plans for the years ended December 31, 1993, 1992 and 1991, was $501, $481 and $511, respectively.

        In addition to providing pension benefits, the Company provides medical and life insurance benefits for certain eligible employees upon retirement from the Company. Substantially all employees may become eligible for such benefits upon retiring from active employment of the Company. Medical and life insurance benefits for employees and retirees are paid by a combination of company and employee or retiree contributions.
Retiree insurance benefits are provided by insurance companies whose premiums are based on claims paid during the year. The

PAGE

Company adopted the provisions of SFAS No. 106 effective January 1, 1992. This standard requires companies to accrue an actuarially determined charge for postretirement benefits during the period in which active employees become eligible, under existing plan agreements, for such future benefits. The cumulative effect of this change resulted in a charge to net income of $2,487 or $.15 per share, after taxes of $1,609. Prior to January 1, 1992, the Company recognized these costs, which were not significant to operations, on a cash basis.

        Net periodic cost of these benefits for the years ended
December 31, 1993 and 1992 is as follows:

                                             1993        1992
                                          ---------   ---------
        Service cost-benefits earned
          during the period               $     148   $     139
        Interest cost on
          accumulated benefits                  470         343
        Net amortization                         61          -
                                          ---------   ---------
                                          $     679   $     482
                                          =========   =========


        A reconciliation of the accumulated postretirement benefit obligation (APBO) measured as of September 30, 1993 and 1992 to the Company's consolidated balance sheets at December 31, 1993 and 1992 was as follows:

                                             1993        1992
                                          ---------   ---------
        Retirees                          $   3,514   $   2,681
        Fully eligible active employees       1,228       1,257
        Other active employees                1,084         479
                                          ---------   ---------
        Accumulated benefit obligation        5,826       4,417
        Unrecognized prior service cost        (771)         -
        Unrecognized net loss                  (383)         -
                                          ---------   ---------
        Accrued APBO included in
          other liabilities               $   4,672   $   4,417
                                          =========   =========

PAGE

        The accumulated benefit obligation for 1993 and 1992 was determined using the following assumptions:

                                  1993                       1992
                         -----------------------     -----------------------
        Discount rate              7%                         8%
        Health care cost
          trend rate     11% for 1994 graded down    16% for 1993 and 1994,
                         1% per year to 5% in the    gradually declining to
                         year 2000, 5% thereafter    a rate of 6% by 2003


        The health care cost trend rate assumption does not have a significant effect on the amounts reported. For example, a 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1993, and the net periodic cost for the year then ended by approximately 5% and 4%, respectively.


Note 10--Stockholders' Equity


Employee stock plans

        Under various stock option and incentive plans, the Company may grant incentive and nonqualified stock options to purchase its common stock. All incentive options are granted at the fair market value on the date of grant. Incentive stock options generally become exercisable one year after the date granted and expire ten years after the date granted, if not earlier expired due to termination of employment. Nonqualified stock options become exercisable according to a vesting schedule determined at the date granted and expire on the date set forth in the option agreement, if not earlier expired due to termination of employment.

        A summary of stock option activity during the years ended
December 31, 1993, 1992 and 1991, is as follows:

                                            1993         1992         1991
                                         ---------    ---------    ---------
        Number of options to purchase
          common stock:
                Outstanding at
                  beginning of year      1,073,470      646,958     782,529
                Granted                     47,500      534,900      37,000
                Exercised                  (26,348)     (93,021)   (151,338)
                Expired                    (31,580)     (15,367)    (21,233)
                                         ---------    ---------    --------
        Outstanding at end of year       1,063,042    1,073,470     646,958
                                         =========    =========    ========
        Exercisable at end of year         666,594      439,641     408,294
                                         =========    =========    ========

        The exercise prices of options granted in 1993 ranged from $18.88 to $21.25. The exercise prices of options granted in 1992 ranged from $18.38 to $28.63 and the exercise price of options granted in 1991 ranged from $24.75 to $28.00. Options exercised were at prices of $2.38 to $23.50, in 1993, 1992 and 1991. Options outstanding at December 31, 1993, are at prices ranging from $11.38 to $28.63.

        Under certain stock incentive plans, the Company may grant the right to purchase restricted shares of its common stock. Such shares are subject to restriction on transfer and to repurchase by the Company. The purchase price of restricted shares is determined by the Company and may be nominal. In 1993, 1992 and 1991, 0, 5,000 and 38,500 restricted shares, respectively, were purchased at a price of $1.00 per share.

        At December 31, 1993, 621,192 shares were available under the stock option and incentive plans, of which 563,166 shares could be issued as restricted shares.


Stock rights

        On December 4, 1987, the Company's Board of Directors declared a dividend distribution of one right for each outstanding share of the Company's common stock to stockholders of record on December 21, 1987. Each right entitles the holder to purchase, for the exercise price of $40 per share, 1/100th of a share of Series A Preferred Stock. Until exercisable, the rights are attached to all shares of the Company's common stock outstanding.

        The rights are exercisable only in the event that a person or group of persons (i) acquires 20% or more of the Company's common stock and there is a public announcement to that effect,
(ii) announces an intention to commence or commences a tender or exchange offer which would result in that person or group owning
30% or more of the Company's common stock, or (iii) beneficially owns a substantial amount (at least 15%) of the Company's common stock and is declared to be an Adverse Person (as defined in the Rights Agreement) by the Company's Board of Directors. Upon a merger or other business combination transaction, each right may entitle the holder to purchase common stock of the acquiring company worth two times the exercise price of the right. Under certain other circumstances (defined in the Rights Agreement) each right may entitle the holder (with certain exceptions) to purchase common stock, or in certain circumstances, cash, property or other securities of the Company, having a value worth two times the exercise price of the right.

        The rights are redeemable at one cent per right at anytime prior to 20 days after the public announcement that a person or group has acquired 20% of the Company's common stock. Unless exercised or redeemed earlier by the Company, the rights expire on December 28, 1997.

PAGE

Note 11--Commitments


Lease commitments

        The Company has a long-term lease agreement for certain of its principal facilities. The initial lease term runs through January 31, 2002, with two five-year renewal options available.
The basic rent under the lease is subject to adjustment based on changes in the Consumer Price Index for the preceding five years, effective March 1, 1987, and every five years thereafter including renewal periods. The lease provides a purchase option exercisable in 2002. The option price is the higher of $35,400 or the fair market value on the date of exercise. As a condition of the lease, all property taxes, insurance costs and operating expenses are to be paid by the Company.

        The Company also leases additional manufacturing, distribution and administrative facilities, sales offices and personal property under noncancellable leases which expire on various dates through 2003. Certain of these leases contain renewal and escalating rental payment provisions.

        Rental expense for the years ended December 31, 1993, 1992 and 1991, on all real and personal property, was $20,297, $15,846 and $13,777, respectively. Minimum future annual rentals under noncancellable leases for each of the years in the five-year period ended December 31, 1998 are $17,444, $16,242, $14,190,
$12,759 and $9,842, respectively. After 1998, these commitments aggregate $25,364.


Contract commitments

        The Company has several long-term customer sales agreements which require payments and credits for each of the years in the five-year period ended December 31, 1998, of $3,959, $1,347,
$707, $443 and $242, respectively. After December 31, 1998, these commitments aggregate $100. All of these amounts have been recorded as other current liabilities or other liabilities in the accompanying balance sheet as of December 31, 1993.


Employment agreements

        The Company has employment agreements with certain executives which provide for, among other things, minimum annual salaries adjusted for cost-of-living changes, continued payment of salaries in certain circumstances and incentive bonuses.
Certain agreements further provide for signing bonuses, deferred compensation payable upon expiration of the agreements and employment termination payments, including payments contingent upon any person becoming the beneficial owner of 50% or greater of the Company's outstanding stock.

PAGE

Note 12--Legal Proceedings

        In 1990, a complaint was issued against the Company alleging certain unfair labor practices in connection with a strike at one of its facilities. On December 18, 1991, an Administrative
Law Judge of the National Labor Relations Board ("NLRB") issued a recommended order, which included reinstatement and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the
Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. A prompt notice of appeal was filed in the United States Court of Appeals for the District of Columbia
Circuit. Management believes it has substantial defenses to these charges and these defenses will be presented in briefs in the Company's appeal. In addition, the Company is a defendant in certain other litigation. Management does not believe that an adverse outcome as to any or all of these matters would have a material adverse effect on the Company's net worth or total cash flows; however, the impact on the statement of operations in a given year could be material.


PAGE

Report of Independent Public Accountants

To Gibson Greetings, Inc.:

        We have audited the accompanying consolidated balance sheets of Gibson Greetings, Inc. (a Delaware corporation) and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gibson Greetings, Inc. and its subsidiaries as of December
31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

        As discussed in notes to consolidated financial statements, effective January 1, 1992, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange
Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                       ARTHUR ANDERSEN & CO.

Cincinnati, Ohio,
March 4, 1994.
PAGE

Item  9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

        Not applicable.



PART III


Except as set forth below, the information required by this Part is included in the Company's definitive Proxy Statement, filed with the Securities and Exchange Commission in connection with the Company's 1994 Annual Meeting of Stockholders, and is incorporated by reference herein.



Item 10.  Directors and Executive Officers of the Registrant

        The Executive Officers of the Company (at March 18, 1994) are as follows:

        Name                      Age             Title
        -------------------       ---             ----------------------------
        Benjamin J. Sottile        56             Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer

        Ralph J. Olson             49             Vice President and Director

        William L. Flaherty        46             Vice President, Finance and
                                                  Chief Financial Officer

        James H. Johnsen           52             Vice President, Controller
                                                  and Treasurer

        Stephen M. Sweeney         57             Vice President, Human
                                                  Resources

Information about Mr. Sottile is incorporated by reference from the Company's definitive Proxy Statement for the 1994 Annual
Meeting of Stockholders.

        RALPH J. OLSON. Mr. Olson is a Vice President of the Company and is President and Chief Operating Officer of the Company's
Gibson Card Division, positions he has held since 1991. From
1989 until 1991, he was President of the E-Z Go Division of Textron, Inc., a manufacturer of golf and utility vehicles.
During the period from 1984 until 1989, he was President of the Material Handling Division of Interlake Corp., specializing in material handling, automation and storage systems.

        WILLIAM L. FLAHERTY. Mr. Flaherty has been Vice President, Finance and Chief Financial Officer of the Company since
November 1993. Prior to that time, he served as Vice President and Corporate Treasurer of FMR Corp., the parent company of Fidelity Investments Group, a mutual fund management and discount stock brokerage firm (1989 - 1992) and as Vice President and Treasurer of James River Corporation , an integrated manufacturer of pulp, paper and converted paper and plastic products (1987 - 1989).

        JAMES H. JOHNSEN. Mr. Johnsen is the Company's Vice President, Controller and Treasurer and Assistant Secretary. He joined the
Accounting Department of the Company in 1964 and served as the Company's Corporate Controller from 1978 until 1986 and as its Treasurer from 1980 until 1986, at which time he was elected
Vice President, Control and Treasurer.

        STEPHEN M. SWEENEY. Mr. Sweeney joined the Company as Vice President, Human Resources in 1987. He held similar positions with Coca Cola Enterprises, Inc. from 1985 until 1987, the
Tribune Company from 1983 until 1985 and Contel, Inc. from 1976 to 1983.

        Officers serve with the approval of the Board of Directors.


PAGE

PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

a)   The following documents are filed as part of this report:
        1.      Financial Statements:

                Page
                Herein   Financial Statement
                ------   -----------------------------------------------------
                11       Consolidated Statements of Income for the years ended
                         December 31, 1993, 1992 and 1991

                12       Consolidated Balance Sheets as of December 31, 1993
                         and 1992

                13 Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

                14 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991

                15       Notes to Consolidated Financial Statements

                26       Report of Independent Public Accountants

        2. Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:

                Schedules Filed:

                Page
                Herein   Schedule
                ------   -----------------------------------------------------
                30       II      Amounts Receivable from Related Parties

                31       VIII    Valuation and Qualifying Accounts

                32       IX      Short-term Borrowings

                33       X       Supplementary Income Statement Information


        All other schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto.

        3. Exhibits: See Index of Exhibits (page 34) for a listing of all exhibits filed with this annual report on Form 10-K


b)   Reports on Form 8-K:     None.


PAGE

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 18th day of March 1994.



                                Gibson Greetings, Inc.

                                By      /s/ Benjamin J. Sottile
                                        -----------------------
                                        Benjamin J. Sottile
                                        President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of the 18th day of March 1994.

             Signature                  Title
            ----------                  -----

                                        Chairman of the Board,
            /s/ Benjamin J. Sottile     President and Chief Executive Officer
            -------------------------
            Benjamin J. Sottile         (principal executive officer)

                                        Vice President, Finance
            /s/ William L. Flaherty     Chief Financial Officer
            -------------------------
            William L. Flaherty         (principal financial officer)

                                        Vice President, Controller
            /s/ James H. Johnsen        and Treasurer
            -------------------------
            James H. Johnsen            (principal accounting officer)


            /s/ Thomas M. Cooney
            -------------------------
            Thomas M. Cooney             Director

            /s/ Julius Koppelman
            -------------------------
            Julius Koppelman             Director

            /s/ Charles D. Lindberg
            -------------------------
            Charles D. Lindberg          Director

            /s/ Ralph J. Olson
            -------------------------
            Ralph J. Olson               Director

            /s/ Albert R. Pezzillo
            -------------------------
            Albert R. Pezzillo           Director

            /s/ Thomas J. Smith
            -------------------------
            Thomas J. Smith              Director

            /s/ Burton B. Staniar
            -------------------------
            Burton B. Staniar            Director

            /s/ Frank Stanton
            -------------------------
            Frank Stanton                Director

            /s/ Charlotte St. Martin
            -------------------------
            Charlotte St. Martin         Director

            /s/ Roger T. Staubach
            -------------------------
            Roger T. Staubach            Director

            /s/ C. Anthony Wainwright
            -------------------------
            C. Anthony Wainwright        Director


            -------------------------
            Harry N. Walters             Director



PAGE

GIBSON GREETINGS, INC.
SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
(Thousands of dollars)


Column A                    Column B      Column C             Column D                      Column E
- -----------------------    ----------     ---------     -------------------------     -----------------------
                                                              Deductions              Balance at End of Period
                           Balance at                   -------------------------     ------------------------
                           Beginning                     Amounts        Amounts
Name of Debtor             of Period      Additions     Collected     Written Off      Current      Noncurrent
- -----------------------    ----------     ---------     ---------     -----------     ---------     ----------
M. Sillence,
 Operations Director,
 Gibson Greetings
 International Limited:
   Twelve months
    ended 12/31/93         $     249      $      -      $     249     $        -      $      -      $       -
   Twelve months
    ended 12/31/92               322            (72) (A)       -               -            249             -
   Twelve months
    ended 12/31/91                -             322  (B)       -               -            322             -

P.M. Osman,
 Managing Director,
 Gibson Greetings
 International Limited:
   Twelve months
    ended 12/31/93                -               -             -              -             -              -
   Twelve months
    ended 12/31/92                99              45  (A)      144             -             -              -
   Twelve months
    ended 12/31/91                -               99  (C)       -              -             99             -

S. Kosmalski,
 Senior Vice President
 Sales:
   Twelve months
    ended 12/31/93                -               -             -              -             -              -
   Twelve months
    ended 12/31/92                -              120  (D)      120             -             -              -
   Twelve months
    ended 12/31/91                -               -             -              -             -              -

[FN]
- -----------------------

     (A)   Includes foreign currency translation adjustments.

     (B) Real estate assistance loan, secured, bearing interest at 12% if note not repaid by May 12, 1993 or upon sale of principal residence, whichever occurs first.

     (C) Real estate assistance loan, secured, bearing interest at 12% if note not repaid by November 14, 1992 or upon sale of principal residence, whichever occurs first.

     (D) Real estate assistance loan, secured, bearing interest at 12% if note not repaid by September 15, 1992 or upon sale of principal residence, whichever occurs first.



PAGE

GIBSON GREETINGS, INC.
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)


Column A                  Column B              Column C               Column D        Column E
- --------------------     ----------     -------------------------     ----------      ----------
                                                Additions
                                        -------------------------
                         Balance at     Charged to     Charged to                     Balance at
                          Beginnng       Costs and        Other                         End of
Description               of Period      Expenses       Accounts      Deductions        Period
- --------------------     ----------     ----------     ----------     ----------      ----------
Deducted from
  trade receivables

Allowance for
 doubtful accounts:
   Twelve months
    ended 12/31/93       $    7,515     $    4,188     $       -      $    1,102 (A)  $   10,601
   Twelve months
    ended 12/31/92            8,950         11,549             -          12,984 (A)       7,515
   Twelve months
    ended 12/31/91            6,850          4,094             -           1,994 (A)       8,950

Allowance for sales
 returns, allowances
 and cash discounts:
    Twelve months
     ended 12/31/93          45,902         89,987             -          92,971 (B)      42,918
    Twelve months
     ended 12/31/92          45,490        100,813             -         100,401 (B)      45,902
    Twelve months
     ended 12/31/91          41,020        116,414             -         111,944 (B)      45,490


[FN]
- --------------------

     (A) Accounts that were judged to be uncollectible and charged to the reserve, net of recoveries.

     (B) Includes actual cash discounts taken by customers and sales returns and allowances that were granted to customers, all of which were charged to the reserve.


PAGE

GIBSON GREETINGS, INC.
SCHEDULE IX - SHORT-TERM BORROWINGS
(Thousands of dollars)


Column A                    Column B              Column C                Column D         Column E
- ----------------------     ----------     --------------------------     -----------      ----------
                                                                                           Weighted
                                                          Maximum         Average          Average
                                          Weighted         Amount          Amount          Interest
                           Balance at     Average        Outstanding     Outstanding         Rate
Category of Aggregrate       End of       Interest       During the      During the       During the
Short-Term Borrowings        Period         Rate           Period          Period           Period
- ----------------------     ----------     ----------     -----------     -----------      ----------
Bank Debt (D):
  Twelve months
   ended 12/31/93          $   49,250        3.58 %      $    59,250     $    17,133         3.55 %
  Twelve months
   ended 12/31/92              30,100        3.58             51,000          16,129         4.21
  Twelve months
   ended 12/31/91              70,500        6.10             99,200          60,603         6.59

Commercial Paper (D):
  Twelve months
   ended 12/31/93              13,020        3.60             20,000           1,609         3.36
  Twelve months
   ended 12/31/92                  -           -              49,000           4,589         3.63
  Twelve months
   ended 12/31/91                  -           -               7,000           2,333         7.14


[FN]
- ----------------------


     (A) The maximum amount outstanding during the period was determined as of month-end.

     (B) The average amount outstanding during the period was computed based on the average daily outstanding balance.

     (C) The weighted average interest rate during the period was computed by dividing actual short-term interest expense by the average amount outstanding during the period.

     (D)   See Note 6 of Notes to fiscal year 1993 and 1992
           Consolidated Financial Statements and Note 8 of
           Notes to fiscal year 1991 Consolidated Financial
           Statements, each Note contained in or incorporated by reference into the Company's annual report on Form 10-K for that year, for information on short-term borrowing facilities.


PAGE

GIBSON GREETINGS, INC.
SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
(Thousands of dollars)


     Column A                              Column B
- ----------------------     ----------------------------------------
                               Twelve Months Ended December 31,
                           ----------------------------------------
Item                          1993           1992           1991
- ----------------------     ----------     ----------     ----------
Royalty expense            $    7,086     $    6,191     $    6,419




PAGE

Index of Exhibits

 Exhibit
 Number      Description
 -------     -----------------------------------------------------------------
 3(a)        Restated Certificate of Incorporation as amended (*1)

 3(b)        Bylaws

 4(a) Article 4.01 of Restated Certificate of Incorporation (included in Exhibit 3(a))

 4(b)        Rights Agreement dated as of December 4, 1987, between
             Gibson Greetings, Inc. and The First National Bank of Boston, Rights Agent, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (*2)

 10(a)       Lease Agreement dated January 25, 1982 between
             Corporate Property Associates 2 and Corporate Property Associates 3 and Gibson Greeting Cards, Inc. (*3)

 10(b)       Sublease Agreement dated January 1, 1977 between B.F.
             Goodrich and Cleo Wrap Division of Gibson Greetings Card, Inc.
             (*3)

 10(c)       Amendment and Extension of Term of Sublease dated June
             26, 1983, between B.F. Goodrich Company and Gibson Greeting Cards, Inc. (*4)

 10(d) Amendment dated June 25, 1985, to Lease Agreement, dated January 25, 1982, by and between Corporate Property Associates 2 and Corporate Property Associates 3 and Gibson Greeting Cards, Inc. (*5)

 10(e)       Lease and Agreement dated March 7, 1986 between
             Associated Warehouses, Inc. and Cleo Wrap Division of Gibson Greetings, Inc. (*5)

 10(f)       Commercial Paper Issuing Agent Agreement dated as of
             July 11, 1986, between Gibson Greetings, Inc. and Irving Trust Corporation (*6)

 10(g) Commercial Paper Dealer Agreement dated July 16, 1986, between Gibson Greetings, Inc. and The First Boston Corporation (*6)

 10(h) Credit Agreement, dated as of April 26, 1993, by and among Gibson Greetings, Inc.; Bankers Trust Company; The Bank of New York; Mellon Bank, N.A.; The Fifth Third Bank; Harris Trust and Savings Bank; NBD Bank, N.A.; Royal Bank of Canada; The Sanwa Bank, Ltd.; Society National Bank; Union Bank of Switzerland; Wachovia Bank of Georgia, N.A.; and Bankers Trust Company, as agent (*7)

 10(i)       Form of Note Agreement between Gibson Greetings, Inc.
             and Connecticut Mutual Life, The Minnesota Mutual Life Insurance Company, The Reliable Life Insurance Company, Federated Life Insurance Company, The Variable Annuity Life Insurance Company and Nationwide Life Insurance Company, dated May 15, 1991 (*8)

 10(j)       Executive Compensation Plans and Arrangements

             (i)     1982 Stock Option Plan

             (ii)    1983 Stock Option Plan

             (iii)   1985 Stock Option Plan

             (iv)    1987 Stock Option Plan

             (v)     1989 Stock Option Plan

             (vi)    1989 Stock Option Plan for Nonemployee Directors

             (vii)   1991 Stock Option Plan

             (viii)  Employment Agreement with Mr. Cooney (*9)

             (ix) Form of Second Amendment to Employment Agreement with Mr. Cooney (*1)


PAGE

 Exhibit
 Number      Description
 -------     -----------------------------------------------------------------
             (x)     Employment Agreement between Gibson Greetings, Inc.
                     and Benjamin J. Sottile, dated April 1, 1993 (*7)

             (xi)    Compensatory agreements (*10)

             (xii)   ERISA Makeup Plan (*11)

             (xiii)  Supplemental Executive Retirement Plan (*11)

             (xiv) Agreements dated January 2, 1991 and December 10, 1993 between Gibson Greetings, Inc. and Stephen M. Sweeney

             (xv) Agreement dated November 18, 1993 between Gibson Greetings, Inc. and William L. Flaherty

             (xvi) Agreement dated February 22, 1994 between Gibson Greetings, Inc. and Michael A. Pietrangelo



 11          Computation of Income per Share


 21          Subsidiaries of the Registrant


 23          Consent of Independent Public Accountants



- ----------------------

    * Filed as an Exhibit to the document indicated and incorporated herein by reference:

            (1) The Company's Report on Form 10-K for the year ended December 31, 1988.

            (2) The Company's Report on Form 8-K dated December 28, 1987, filed January 4, 1988.

            (3)     The Company's Registration Statement on Form S-8 (No.
                    2-82990).

            (4)     The Company's Registration Statement on Form S-8 (No.
                    2-96396).

            (5) The Company's Report on Form 10-K for the year ended December 31, 1985.

            (6) The Company's Report on Form 10-Q for the quarter ended September 30, 1986.

            (7) The Company's Report on Form 10-Q for the quarter ended June 30, 1993.

            (8) The Company's Report on Form 10-Q for the quarter ended June 30, 1991.

            (9) The Company's Report on Form 10-K for the year ended December 31, 1986.

            (10) The Company's Report on Form 10-K for the year ended December 31, 1991.

            (11) The Company's Report on Form 10-K for the year ended December 31, 1992.

- ----------------------

The Company will furnish to the Commission upon request its long-term debt instruments not listed above.