Form 10-Q
period 1994-03-31
GIBSON GREETINGS INC
filed 1994-05-13
CIK 717829

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                                FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1994

         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______ to _______

                   Commission File Number 0-11902


                         GIBSON GREETINGS, INC.


Incorporated under the laws                          IRS Employer
  of the State of Delaware                   Identification No. 52-1242761


                2100 Section Road, Cincinnati, Ohio 45237

                Telephone Number: Area Code 513-841-6600


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) ofthe Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,089,186 shares of common stock, par value $.01, outstanding at May 8, 1994.

Part I., Item 1, Financial Statements

                            GIBSON GREETINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts)
                                 (Unaudited)
                                          March 31,   December 31,  March 31,
                                             1994         1993         1993
                                          ---------    ---------    ---------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                    $  30,199    $   9,477    $  63,017
  Trade receivables, net                     60,457      192,163       48,900
  Inventories                               165,398      133,944      143,740
  Prepaid expenses                            5,578        4,207        4,632
  Deferred income taxes                      34,949       36,796       31,533
                                          ---------    ---------    ---------
    Total current assets                    296,581      376,587      291,822

PLANT AND EQUIPMENT, net                    117,591      116,900      114,629

NOTES RECEIVABLE, net                         1,126           -            -

OTHER ASSETS, net                            83,314       86,924       52,045
                                          ---------    ---------    ---------
                                          $ 498,612    $ 580,411    $ 458,496
                                          =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Debt due within one year                $   4,004    $  66,187    $   1,881
  Accounts payable                           18,454       18,835       16,442
  Income taxes payable                        1,154       17,230        4,844
  Other current liabilities                  52,709       60,479       47,143
                                          ---------    ---------    ---------
    Total current liabilities                76,321      162,731       70,310

DEFERRED INCOME TAXES                           234       (1,102)         176

LONG-TERM DEBT                               72,936       74,365       68,833

OTHER LIABILITIES                            48,219       20,736       15,319
                                          ---------    ---------    ---------
      Total liabilities                     197,710      256,730      154,638
                                          ---------    ---------    ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                   -            -            -
  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                       -            -            -
  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,561,530, 16,533,267 and
   16,507,419 shares issued, respectively       166          165          165
  Paid-in capital                            45,703       45,209       44,522
  Retained earnings                         260,729      283,904      264,668
  Foreign currency adjustment                   200          291          391
                                          ---------    ---------    ---------
                                            306,798      329,569      309,746
  Less treasury stock, at cost,
   481,344, 473,344 and 473,344
   shares, respectively                       5,896        5,888        5,888
                                          ---------    ---------    ---------
    Total stockholders' equity              300,902      323,681      303,858
                                          ---------    ---------    ---------
                                          $ 498,612    $ 580,411    $ 458,496
                                          =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                            GIBSON GREETINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands except per share amounts)
                                 (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          1994         1993
                                                       ---------    ---------
REVENUES                                               $  93,429    $  84,907

COSTS AND EXPENSES:

  Operating expenses:

    Cost of products sold                                 36,028       30,996

    Selling, distribution and
     administrative expenses                              57,852       49,661
                                                       ---------    ---------
      Total operating expenses                            93,880       80,657
                                                       ---------    ---------
Operating income (loss) before
 financing and derivative transaction expenses              (451)       4,250

  Financing and derivative transaction expenses:

    Interest expense, net of capitalized interest          1,974        1,656

    Interest income                                         (321)        (429)

    Loss on derivative transactions                       19,700           -
                                                       ---------    ---------
      Total financing and derivative
       transaction expenses, net                          21,353        1,227
                                                       ---------    ---------
Income (loss) before income taxes                        (21,804)       3,023

  Income taxes                                              (235)       1,221
                                                       ---------    ---------
Net income (loss)                                      $ (21,569)   $   1,802
                                                       =========    =========

Net income (loss) per share                            $   (1.33)   $     .11
                                                       =========    =========
Dividends per share                                    $     .10    $     .10
                                                       =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                            GIBSON GREETINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          1994         1993
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $ (21,569)   $   1,802
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and write-down of display fixtures        5,670        6,479
    Loss on disposal of plant and equipment                  514          418
    Loss on derivative transactions                       19,700           -
    Deferred income taxes                                  3,183       (2,103)
    Amortization and write-down of deferred
     costs and other intangibles                           5,249        3,703
    Change in assets and liabilities:
     Decrease in trade receivables, net                  131,706      120,705
     Increase in inventories                             (31,454)     (24,982)
     Increase in prepaid expenses                         (1,371)        (331)
     Increase in notes receivable, net                    (1,126)          -
     Increase in other assets, net of amortization        (1,639)      (1,472)
     Increase (decrease) in accounts payable                (381)       1,704
     Decrease in income taxes payable                    (16,076)      (5,087)
     Decrease in other current liabilities                (7,770)      (6,132)
     Increase in other liabilities                         7,783          279
    All other, net                                            10          131
                                                       ---------    ---------
      Total adjustments                                  113,998       93,312
                                                       ---------    ---------
        Net cash provided by operating activities         92,429       95,114
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                         (7,005)      (8,820)
  Proceeds from sale of plant and equipment                   37          115
                                                       ---------    ---------
        Net cash used in investing activities             (6,968)      (8,705)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term borrowings                  (62,270)     (30,100)
  Payments on long-term debt                              (1,350)      (1,280)
  Issuance of common stock                                   495           86
  Acquisition of common stock for treasury                    (8)          -
  Dividends paid                                          (1,606)      (1,603)
                                                       ---------    ---------
        Net cash used in financing activities            (64,739)     (32,897)
                                                       ---------    ---------
NET INCREASE IN CASH AND EQUIVALENTS                      20,722       53,512

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                9,477        9,505
                                                       ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD                  $  30,199    $  63,017
                                                       =========    =========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized               $     929    $   1,221
    Income taxes                                          12,632        8,406

[FN]
See accompanying notes to condensed consolidated financial statements.

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended March 31, 1994 and 1993
                            (Amounts in thousands)
                                  (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1994, December 31, 1993 and March 31, 1993, the results of its operations for the three months ended March 31, 1994 and 1993 and its cash flows for the three months ended March 31, 1994 and 1993.

The Company suggests that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1993 Annual Report to Stockholders.

Interest rate swap and derivative transactions that do not qualify as hedges are recorded at their fair market value which is the estimated amount that the Company would receive or pay to terminate the transactions at the reporting date.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1994 presentation.


Note 2 - Seasonal Nature of Business

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.

Note 3 - Trade Receivables

Trade receivables consist of the following:

                                          March 31,   December 31,  March 31,
                                             1994         1993         1993
                                          ---------    ---------    ---------
Trade receivables                         $ 105,480    $ 245,682    $ 100,007

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                      45,023       53,519       51,107
                                          ---------    ---------    ---------
                                          $  60,457    $ 192,163    $  48,900
                                          =========    =========    =========


Note 4 - Inventories

Inventories consist of the following:

                                          March 31,   December 31,  March 31,
                                             1994         1993         1993
                                          ---------    ---------    ---------
Finished goods                            $ 104,033    $  83,074    $  82,570
Work-in-process                              13,845       13,147       13,637
Raw materials and supplies                   47,520       37,723       47,533
                                          ---------    ---------    ---------
                                          $ 165,398    $ 133,944    $ 143,740
                                          =========    =========    =========

Note 5 - Interest Expense

There was no capitalized interest for the three months ended March 31, 1994 and 1993.

Note 6 - Net Income Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income per share is as follows:

                                                         1994       1993
                                                       -------    -------
Three months ended March 31,                            16,198     16,074
                                                       =======    =======

Note 7 - Derivative Transactions

The Company has two interest rate derivative transactions outstanding at March 31, 1994 which are recorded at fair market value. The Company entered into these two transactions on March 4, 1994 in replacement of two prior interest rate derivative transactions that had a negative market value, on that date, of $17.5 million. The two new transactions have a set minimum floor loss of $3 million at maturity and a maximum potential loss of $27.575 million. The Company recorded a loss in the accompanying condensed consolidated statements of income of $19.7 million for the three months ended March 31, 1994 which is comprised of the $3 million minimum loss to be paid upon maturity and an additional $16.7 million unrealized loss to record these transactions at market value. The current market value was determined by a financial institution's valuation model based on the projected future value of the transactions at maturity.

The Company cannot realize a gain at maturity on either open transaction. Each transaction has a $25 million notional value. On one transaction, the Company's minimum loss will be $3 million and its maximum loss would be $17.5 million, depending on the six-month LIBOR rate on June 7, 1995. The Company is adversely impacted at the rate of $72.5 for each basis point that the six-month LIBOR rate on that date exceeds 3.90%, up to a maximum of 5.90%. On the other transaction, the Company's maximum loss is capped at $10.075 million, depending on the basis point spread for interest rate swaps (the "swap spread") on August 15, 1995 relative to the 10.75% U.S. Treasury Note maturing August 15, 2005. The Company is adversely impacted if such swap spread on that date is less than 33.5 basis points, with the amount of its loss calculated at the rate of $746.3 for each basis point, and with its exposure capped if such spread is less than 20 basis points. The Company will realize no loss on this transaction if the swap spread is at or above 33.5 basis points on August 15, 1995. As of March 31, 1994, the six-month LIBOR rate was 4.25% and the swap spread was 33 basis points. The Company may elect to liquidate the transactions at any time prior to maturity based on market conditions prevailing at the time.

The negative market values of these two positions at March 31, 1994 are as follows:

                      Six-month LIBOR Band - 3.9% to 5.9%            $13,450
                      Swap Spread                                      6,250
                                                                     -------
                                                                     $19,700
                                                                     =======

Based on the stated maturity dates, the accrual for the loss is shown as an Other Liability in the accompanying condensed consolidated balance sheet. As required by SFAS No. 109, the Company has recorded the tax benefit from the loss on these derivative transactions and an offsetting valuation allowance for the full amount of the estimated tax benefit due to current uncertainties surrounding the amount, timing and characteristics of the loss.


Note 8 - Legal Matters

In 1990, a complaint was issued against the Company alleging certain unfair labor practices in connection with a strike at one of its facilities. On December 18, 1991, an Administrative Law Judge of the National Labor Relations Board ("NLRB") issued a recommended order, which included reinstatement and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. A prompt notice of appeal was filed in the United States Court of Appeals for the District of Columbia Circuit. Management believes it has substantial defenses to these charges and these defenses are being presented in briefs in the Company's appeal. The appeal is scheduled to be heard on September 14, 1994. In addition, the Company is a defendant in certain other litigation. Management does not believe that an adverse outcome as to any or all of these matters would have a material adverse effect on the Company's net worth or total cash flows; however, the impact on the statement of operations in a given year could be material.

Part I., Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Three Months Ended March 31, 1994 and 1993 Revenues increased 10.0% to $93.4 million in the first quarter of 1994 from $84.9 million in the first quarter of 1993. This was principally due to sales by The Paper Factory of Wisconsin, Inc. (The Paper Factory) which was acquired June 1, 1993, as well as increases in sales of gift wrap and international sales of greetings cards. These gains were partially offset by lower domestic shipments of greeting cards during the quarter as a result of shipments in late 1993 to ensure that customers received adequate replenishment of everyday cards as well as supplies of Valentine products. Additionally, the severe winter weather experienced in certain areas of the country adversely impacted retail sales and, in turn, customer reordering of everyday products. Returns and allowances were 21.3% of sales for the three months ended March 31, 1994 compared to 23.9% for the same period in 1993. Operating expenses totaled $93.9 million in the first quarter of 1994 representing a 16.4% increase over the corresponding quarter in 1993. Cost of products sold, as a percent of revenues, increased due to lower domestic greeting card sales while selling, distribution and administrative expenses increased due to expenses associated with The Paper Factory as well as higher expenses to expand the Company's rapidly growing Mexican operations.

Financing and derivative transaction expenses increased over 1993 primarily due to losses on certain interest rate derivative transactions of $19.7 million in the first quarter of 1994 (see below).

Pretax loss of $21.8 million in the first quarter of 1994 compared with 1993 pretax income of $3.0 million, while the net loss of $21.6 million in the first quarter of 1994 compared with 1993 net income of $1.8 million for the same period.

Financing and derivative transaction expenses The Company has two interest rate derivative transactions outstanding at March 31, 1994, which are recorded at fair market value. These two transactions have caps on the Company's total exposure and replace previous uncapped positions that were entered into subsequent to December 31, 1993. Except for the two positions described below and two relatively minor ($3 million notional value) interest rate swaps on industrial revenue bonds, the Company has discontinued trading in any swap/derivative positions.

On March 4, 1994, the Company felt compelled to enter into the two outstanding interest rate derivative transactions in order to replace and to cap its exposure on two prior interest rate derivative transactions that had a negative market value, on that date, of $17.5 million. The two new transactions, which are recorded at fair market value, have a set minimum floor loss of $3 million at maturity and a maximum potential loss of $27.575 million. The Company recorded a loss in the accompanying condensed consolidated statements of income of $19.7 million for the three months ended March 31, 1994 which is comprised of the $3 million minimum loss to be paid upon maturity and an additional $16.7 million unrealized loss based upon the fair market value of the transactions on that date. The current market value was determined by a financial institution's valuation model based on the projected future value of the transactions at maturity. These positions will continue to be reported at current fair market value until they mature or are closed out.

The combined effect of these two transactions is that the Company's losses will be between $3 million and $27.575 million. The Company's losses would be minimized at $3 million if the six-month LIBOR rate is at or below 3.90% on June 7, 1995 and the basis point spread for interest rate swaps (the "swap spread") relative to the 10.75% U.S. Treasury Note maturing August 15, 2005 is at or above 33.5 basis points on August 15, 1995. On the other hand, its losses would be maximized at $27.575 million if the six-month LIBOR rate equals or exceeds 5.90% on June 7, 1995 and the swap spread is 20 basis points or less on August 15, 1995. The Company may elect to liquidate the transactions at any time prior to maturity based on market conditions prevailing at the time. As of March 31, 1994, the six-month LIBOR rate was 4.25% and the swap spread was 33 basis points. See also Note 7 of Notes to Condensed Consolidated Financial Statements.

If held to maturity, and if market conditions at maturity are the same as existed on March 31, 1994, the transactions would result in a total realized loss of approximately $5.9 million. The additional $13.8 million unrealized loss that is being recognized currently results from future adverse movements projected by the financial institution's valuation model. If those projected adverse movements do not occur, or if favorable movements occur, gains in an amount determined by then current market conditions would be recognized in future periods to reverse the prior recognition of unrealized losses, up to a net loss of $3 million in the best case at maturity of the transactions. Similarly, if there are further future adverse movements, the Company could be required to recognize up to an additional $7.875 million of loss.

The full amount of the $19.7 million loss had no cash flow impact in the first quarter of 1994; cash will not be required until maturity for each of the respective positions unless they are liquidated prior thereto. The positions may be liquidated and paid out at any time prior to maturity and the Company will continue to review the desirability of liquidating them on an ongoing basis.


Liquidity and Capital Resources

Cash flows from operating activities for the first three months of 1994 provided $114.0 million in cash compared to $93.3 million for the same period in 1993. The increase from 1993 reflected a higher trade receivable balance from the previous year-end, combined with an increase of non-cash charges of $25.8 million, primarily reflecting the unrealized loss on derivative transactions. Partially offsetting this increase was higher inventory levels combined with lower income taxes payable.

Cash used in investing activities for plant and equipment purchases in 1994 was $7.0 million compared to $8.8 million in 1993. Capital expenditures in 1993 included the purchase of a distribution center by the Company's U.K. based subsidiary.

Cash used in financing activities in the first quarter of 1994 was $64.7 million compared to $32.9 million in 1993. The increase reflects the payoff of higher short-term borrowing levels at December 31, 1993 compared to December 31, 1992.

Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies. See Part II, Item 1.

Part II. Other Information

Item 1. Legal Proceedings

In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought include back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees. In February 1990, the General Counsel of the National Labor Relations Board ("NLRB") issued a complaint based on certain of the allegations of these charges (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Fireman and Oilers, AFL-CIO, Cases 9-CA-26706, 27660, 26875). On December 18, 1991, an Administrative Law Judge of the NLRB issued a recommended order, which included reinstatements and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. A prompt notice of appeal was filed in the United States Court of Appeals for the District of Columbia Circuit. The Company believes it has substantial defenses to the charges, and these defenses are being presented in briefs in the Company's appeal. The appeal is scheduled to be heard on September 14, 1994. In addition, the Company is a defendant in certain other litigation. Management does not believe that an adverse outcome as to any or all of these matters would have a material adverse effect on the Company's net worth or total cash flows; however,the impact on the statement of operations in a given year could be material.

Item 2. Changes In Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibit 10(a)     Employment Agreement between Gibson Greetings, Inc.
                      and Nelson J. Rohrbach, dated May 28, 1993

b)  Reports on Form 8-K

                      The Company filed a Form 8-K with the Securities and Exchange Commission on March 4, 1994 attaching the Company's press release dated March 4, 1994. No financial statements were required to be filed in connection with the report.

                      The Company filed a Form 8-K with the Securities and Exchange Commission on April 20, 1994 attaching the Company's press release dated April 19, 1994. No financial statements were required to be filed in connection with the report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBSON GREETINGS, INC.

Date    May 13, 1993
                                       By:/s/ William L. Flaherty
                                          ------------------------
                                          William L. Flaherty
                                          Vice President-Finance
                                          Principal Financial
                                          and Accounting Officer