Form 10-Q/A
period 1993-09-30
GIBSON GREETINGS INC
filed 1994-08-29
CIK 717829

PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q/A

                              (AMENDMENT NO. 1)

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1993

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,095,829 shares of common stock, par value $.01, outstanding at August 22, 1994.





PAGE

 Part I., Item 1, Financial Statements

                          GIBSON GREETINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                                     September 30, December 31, September 30,
                                          1993          1992          1992
                                       ---------     ---------     ---------
ASSETS
CURRENT ASSETS:
  Cash and equivalents                 $     540     $   9,505     $     290
  Trade receivables, net                 101,038       169,605        92,521
  Inventories                            190,564       118,758       185,424
  Prepaid expenses                         5,213         4,301         4,173
  Prepaid income taxes                        -             -          7,274
  Deferred income taxes                   33,813        31,947        26,225
                                       ---------     ---------     ---------
     Total current assets                331,168       334,116       315,907
                                       ---------     ---------     ---------
PLANT AND EQUIPMENT, net                 117,850       112,712       111,660

OTHER ASSETS, net                         79,552        54,276        50,545
                                       ---------     ---------     ---------
                                       $ 528,570     $ 501,104     $ 478,112
                                       =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Debt due within one year             $  41,962     $  31,911     $  31,116
  Accounts payable                        26,333        14,738        26,141
  Income taxes payable                     3,941         9,931            -
  Other current liabilities               55,289        53,275        45,499
                                       ---------     ---------     ---------
   Total current liabilities             127,525       109,855       102,756
                                       ---------     ---------     ---------
DEFERRED INCOME TAXES                        618         2,693         3,896

LONG-TERM DEBT                            74,441        70,175        69,514

OTHER LIABILITIES                         21,336        15,040        13,892
                                       ---------     ---------     ---------
   Total liabilities                     223,920       197,763       190,058
                                       ---------     ---------     ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                -             -             -

  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                    -             -             -

  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,530,067, 16,506,919 and
   16,506,719 shares issued,
   respectively                              165           165           165
  Paid-in capital                         45,089        44,436        44,088
  Retained earnings                      264,917       264,469       249,388
  Foreign currency adjustment                367           159           301
                                       ---------     ---------     ---------
                                         310,538       309,229       293,942
  Less treasury stock, at cost,
   473,344, 473,344 and 473,344
   shares, respectively                    5,888         5,888         5,888
                                       ---------     ---------     ---------
   Total stockholders' equity            304,650       303,341       288,054
                                       ---------     ---------     ---------
                                       $ 528,570     $ 501,104     $ 478,112
                                       =========     =========     =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                          GIBSON GREETINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                              Three Months Ended        Nine Months Ended
                                 September 30,             September 30,
                               1993         1992         1993         1992
                            ---------    ---------    ---------    ---------
Revenues                    $ 142,296    $ 115,556    $ 311,167    $ 273,720

Costs and expenses:

  Operating expenses:

    Cost of products sold      77,519       70,643      139,328      126,244

    Selling, distribution
    and administrative
    expenses                   58,012       63,225      156,929      157,064
                            ---------    ---------    ---------    ---------
     Total operating
       expenses               135,531      133,868      296,257      283,308
                            ---------    ---------    ---------    ---------
Operating income (loss)
  before financing and
  derivative transaction
  expenses                      6,765      (18,312)      14,910       (9,588)

  Financing and derivative
    transaction expenses:

     Interest expense, net of
      capitalized interest      1,945        1,997        5,362        5,375

     Interest income             (127)        (244)        (894)        (950)

     Loss on derivative
       transactions, net        1,879           -         1,879           -
                            ---------    ---------    ---------    ---------
     Total financing
       and derivative
       transaction
       expenses, net            3,697        1,753        6,347        4,425
                            ---------    ---------    ---------    ---------
Income (loss) before
  income taxes and
  cumulative effect
  of accounting changes         3,068      (20,065)       8,563      (14,013)

 Income taxes                     826       (7,736)       3,304       (5,313)
                            ---------    ---------    ---------    ---------
Income (loss) before
 cumulative effect of
 accounting changes             2,242      (12,329)       5,259       (8,700)

Cumulative effect of change
 in accounting for
 postretirement benefits
 other than pensions, net of
 income taxes of $1,609            -            -            -        (2,487)

 Cumulative effect of change
  in accounting for income
  taxes                            -            -            -         1,038
                            ---------    ---------    ---------    ---------
Net income (loss)           $   2,242    $ (12,329)   $   5,259    $ (10,149)
                            =========    =========    =========    =========
Income (loss) per share
 before cumulative effect
 of accounting changes      $     .14    $    (.75)   $     .33    $    (.53)

Cumulative effect per share
 of change in accounting
 for postretirement benefits
 other than pensions, net of
 income taxes                      -            -            -          (.15)

Cumulative effect per share
 of change in accounting for
 income taxes                      -            -            -           .06
                            ---------    ---------    ---------    ---------
Net income (loss) per share $     .14    $    (.75)   $     .33    $    (.62)
                            =========    =========    =========    =========
Dividends per share         $     .10    $     .10    $     .30    $     .29
                            =========    =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                       1993          1992
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $    5,259    $  (10,149)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and write-down of display fixtures      18,022        18,334
   Loss on disposal of plant and equipment               3,556         3,293
   Loss on derivative transactions, net                  1,879            -
   Deferred income taxes                                (4,576)           94
   Amortization of deferred costs and other
    intangibles                                         15,617        27,800
   Change in assets and liabilities:
      Decrease in trade receivables, net                68,596       113,506
      Increase in inventories                          (63,583)      (70,785)
      Increase in prepaid expenses                        (720)          (54)
      Increase in prepaid income taxes                      -         (7,274)
      Increase in other assets, net of amortization    (15,730)      (13,338)
      Increase in accounts payable                      10,077        10,879
      Decrease in income taxes payable                  (6,116)      (19,898)
      Increase (decrease) in other current
       liabilities                                       1,413        (1,607)
      Increase (decrease) in other liabilities          (3,658)        6,363
   All other, net                                          174           227
                                                    ----------    ----------
           Total adjustments                            24,951        67,540
                                                    ----------    ----------
        Net cash provided by operating activities       30,210        57,391
                                                    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                       (24,673)      (22,541)
 Proceeds from sale of plant and equipment                 121            23
 Acquisition of The Paper Factory of Wisconsin, Inc.,
    net of cash acquired                               (24,782)           -
                                                    ----------    ----------
        Net cash used in investing activities          (49,334)      (22,518)
                                                    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings        7,950       (41,000)
 Issuance of long-term debt                              8,075            -
 Payments on long-term debt                             (1,708)         (657)
 Issuance of common stock                                  653         1,929
 Acquisition of common stock for treasury                   -            (49)
 Dividends paid                                         (4,811)       (4,647)
                                                    ----------    ----------
       Net cash provided by (used in)
        financing activities                            10,159       (44,424)
                                                    ----------    ----------
NET DECREASE IN CASH AND EQUIVALENTS                    (8,965)       (9,551)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              9,505         9,841
                                                    ----------    ----------
CASH AND EQUIVALENTS AT END OF PERIOD               $      540    $      290
                                                    ==========    ==========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
   Interest, net of amounts capitalized             $    5,048    $    7,426
   Income taxes                                         14,014        19,022

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months Ended September 30, 1993 and 1992
                 (Amounts in thousands except per share data)
                                  (Unaudited)

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1993, December 31, 1992 and September 30, 1992, the results of its operations for the nine months ended September 30, 1993 and 1992 and its cash flows for the nine months ended September 30, 1993 and 1992.

On July 1, 1994, the Company announced that it had determined that the inventory of Cleo, Inc. (Cleo), a wholly-owned subsidiary, at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993 consolidated net income. The Company believes such overstatement resulted from a deliberate attempt by one or more Cleo personnel to overstate income before income taxes. The overstatement of inventory and income before income taxes was $8,806 at December 31, 1993 and for the year then ended. The December 31, 1993 consolidated financial statements have been amended and restated to reflect the correction of such overstatement as well as the accrual of an unrealized market value loss of $3,100 on two derivative transactions outstanding at December 31, 1993, which did not qualify as hedges, and the recognition of a $1,982 previously deferred gain from certain derivative transactions entered into and/or terminated during 1993 which also did not qualify as hedges. The net effect of these two derivative adjustments, a loss of $1,118, was recognized in the 1993 consolidated financial statements as these adjustments became significant in light of the reduction in the Company's net income resulting from the restatement of Cleo inventory. The above changes reduced 1993 net income and net income per share from amounts previously reported by $6,013 and $.38, respectively.

The Company determined that $1,400 of the $8,806 inventory and income before income taxes overstatement related to the third quarter of 1993. Accordingly, the accompanying condensed consolidated financial statements at September 30, 1993 and for the three and nine months then ended have been amended and restated to reflect the correction of such overstatement. Additionally, the Company accrued an unrealized market value loss of $2,990 on two derivative transactions outstanding at September 30, 1993 which did not qualify as hedges and recognized a $1,111 previously deferred gain from certain derivative transactions entered into and/or terminated during the first nine months of
1993 which also did not qualify as hedges. The net effect of these two derivative adjustments, a loss of $1,879, was recognized in the accompanying restated condensed consolidated financial statements as these adjustments became significant in light of the reduction in the Company's net income resulting from the restatement of Cleo inventory. The above changes reduced net income and net income per share for the three and nine months then ended from amounts previously reported by $1,903 and $.12, respectively.

The Company suggests that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1992 Annual Report to Stockholders.
PAGE

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1993 presentation.

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective as of January 1, 1992. This standard requires that the cost of these benefits, which are primarily retiree health care and life insurance benefits, be recognized in the financial statements during the employees' active working lives. In prior years, the Company recognized these costs on a cash basis.

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 -"Accounting for Income Taxes." This Statement utilizes the liability method of accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws. Prior to 1992, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.

The cumulative effect of the accounting change of $1,038 due to the implementation of SFAS No. 109 was reflected in the Company's previously reported first quarter 1992 results. As a result of the implementation of SFAS 109, previously reported net loss of $11,187 ($.69 per share) decreased to a net loss of $10,149 ($.62 per share) for the nine months ended September 30, 1992.

Interest rate swap and derivative transactions that do not qualify as hedges are recorded at their fair market value, which is the estimated amount that the Company would receive or pay to terminate the transactions at the reporting date as determined by a financial institution's valuation model based on the projected value of the transactions at maturity.


Note 2 - Seasonal Nature of Business

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.


Note 3 - Acquisition of The Paper Factory of Wisconsin, Inc.

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

PAGE

Note 4 - Trade Receivables

Trade receivables consist of the following:

                                     September 30, December 31, September 30,
                                          1993          1992          1992
                                       ---------     ---------    ---------
Trade receivables                      $ 139,280     $ 223,022    $ 132,071

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                   38,242        53,417       39,550
                                       ---------     ---------    ---------
                                       $ 101,038     $ 169,605    $  92,521
                                       =========     =========    =========

Note 5 - Inventories

Inventories consist of the following:

                                     September 30, December 31, September 30,
                                          1993          1992          1992
                                       ---------     ---------    ---------
Finished goods                         $ 137,762     $  67,736    $ 139,856
Work-in-process                           15,829        12,867       15,207
Raw materials and supplies                36,973        38,155       30,361
                                       ---------     ---------    ---------
                                       $ 190,564     $ 118,758    $ 185,424
                                       =========     =========    =========

Note 6 - Interest Expense

Capitalized  interest   for  the  three-month  and  nine-month  periods  ended
September 30, 1993 and 1992 was $0, $0, $20 and $74, respectively.


Note 7 - Net Income Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income per share is as follows:

                                                       1993          1992
                                                    ----------    ----------
Three months ended September 30,                        16,121        16,065
                                                    ==========    ==========

Nine months ended September 30,                         16,091        16,121
                                                    ==========    ==========
PAGE

Note 8 - Derivative Transactions

The  Company  periodically  enters  into  interest  rate  swap  or  derivative transactions with the intent to manage the interest rate sensitivity of portions of its debt. At September 30, 1993, the Company had four outstanding interest rate swap/derivative positions with a total notional amount of $96,000. Two agreements, with terms similar to the related bonds, are constituted as hedges and effectively change the Company's interest rate on $3,000 of industrial revenue bonds to 6.67% through February 1998. The other two agreements did not qualify as hedges. The first attempted to limit the Company's exposure against rising short-term rates on a notional amount of $60,000 through 1995. The last position provided the Company with a maximum 1.0% annuity on $30,000 through August 1994 predicated on short-term rates remaining in a specified range. The estimated current market value of the two derivative transactions, as determined by a financial institution's valuation model based on a projected future value of the transactions at maturity, was a loss of $2,990 at September 30, 1993 and was accrued in the accompanying condensed consolidated financial statements at September 30, 1993 and for the three and nine months then ended. The Company received proceeds of approximately $1,111 relating to certain derivative transactions, which also did not qualify as hedges and which were either entered into or terminated during 1993. Such proceeds have been reflected in the accompanying Consolidated Statement of Income for the three and nine months ended September 30, 1993 as a component of "Loss on derivative transactions, net."

On March 4, 1994, the Company announced that, based on trading of swap/derivative positions subsequent to year-end, the Company entered into new transactions which will result in a minimum loss of $3,000 and a maximum potential loss of $27,575. The new transactions, which mature in June and August 1995, may be liquidated at any time prior to maturity and had an estimated cost of termination of approximately $17,500 at March 4, 1994. These positions will continue to be reported at current fair market value until they mature or are closed out, and fluctuations in such value will affect earnings in future periods. The combined effect of these two transactions is that the Company's losses will be between $3,000 and $27,575. The Company's losses would be minimized at $3,000 if the six-month LIBOR rate is at or below 3.90% on June 7, 1995 and the basis point spread for interest rate swaps (the "swap spread") relative to the 10.75% U.S. Treasury Note maturing August 15, 2005 is at or above 33.5 basis points on August 15, 1995. On the other hand, its losses would be maximized at $27,575 if the six-month LIBOR rate equals or exceeds 5.90% on June 7, 1995 and the swap spread is 20 basis points or less on August 15, 1995. The Company may elect to liquidate the transactions at any time prior to maturity based on market conditions prevailing at the time. As of June 30, 1994, the six-month LIBOR rate was 5.25% and the swap spread was 25.2 basis points. These transactions are still held by the Company and, at June 30, 1994, had an estimated net cost of termination of $22,995.

PAGE

Note 9 - Legal Matters

In 1990, a complaint was issued against the Company alleging certain unfair labor practices in connection with a strike at one of its facilities. On December 18, 1991, an Administrative Law Judge of the National Labor Relations Board ("NLRB") issued a recommended order, which included reinstatement and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. A prompt notice of appeal was filed in the United States Court of Appeals for the District of Columbia Circuit. The Company believes it has substantial defenses to the charges, and these defenses have been presented in briefs in the Company's appeal. The appeal is scheduled to be heard on September 14, 1994. A decision is expected later in 1994 or early in 1995.

On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993 consolidated net income. See Note 1.

In early July, 1994, five purported class actions were commenced by certain stockholders (the "Suits") against the Company and its Chairman, President and Chief Executive Officer in the United States District Court for the Southern District of Ohio, each alleging violations of the federal securities laws and, in the case of two of the Suits, breach of common law duties and seeking unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. Each of the Suits points to the inventory valuation issue at Cleo as the basis for its claims. The Company intends to vigorously defend the Suits.

The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or any of its officers, directors and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the derivative transactions and the overstatement of the Cleo inventory discussed in Note 1 and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

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


PAGE

Part I., Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition

Introduction

On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993 consolidated net income. The Company believes such overstatement resulted from a deliberate attempt by one or more Cleo personnel to overstate income before income taxes. The overstatement of inventory and income before income taxes was approximately $8.8 million at December 31, 1993 and for the year then ended. The December 31, 1993 consolidated financial statements have been amended and restated to reflect the correction of such overstatement as well as the accrual of an unrealized market value loss of $3.1 million on two derivative transactions outstanding at December 31, 1993, which did not qualify as hedges, partially offset by the recognition of a $2.0 million previously deferred gain from certain derivative transactions entered into and/or terminated during 1993 which also did not qualify as hedges. The net effect of these two derivative adjustments, a loss of $1.1 million, has been recognized in the 1993 consolidated financial statements as these adjustments became significant in light of the reduction in the Company's net income resulting from the restatement of Cleo inventory. In total, the above changes reduced net income and net income per share for the year ended December 31, 1993 from amounts previously reported by $6.0 million and $.38, respectively.

The Company determined that $1.4 million of the $8.8 million inventory and income before income taxes overstatement related to the third quarter. Accordingly, the accompanying condensed consolidated financial statements at September 30, 1993 and for the three and nine months then ended have been amended and restated to reflect the correction of such overstatement.
Additionally, the Company accrued an unrealized market value loss of $3.0 million on two derivative transactions outstanding at September 30, 1993 which did not qualify as hedges and recognized a $1.1 million previously deferred gain from certain derivative transactions entered into and/or terminated during the first nine months of 1993 which also did not qualify as hedges. The net effect of these two derivative adjustments, a loss of $1.9 million, was recognized in the accompanying restated condensed consolidated financial statements as these adjustments became significant in light of the reduction in the Company's net income resulting from the restatement of Cleo inventory. In total, the above changes reduced net income and net income per share for the three and nine months then ended from amounts previously reported by $1.9 million and $.12, respectively.


PAGE

Results of Operations

Revenues in the third quarter increased 23.1% to $142.3 million from the previous year reflecting increases in seasonal cards partially offset by declines in giftwrap and shipments to Phar-Mor, Inc. (Phar-Mor). A decline in business acquisition costs, partially offset by higher competitive allowances also contributed to the increase. The decline in business acquisition costs reflects lower amortization costs resulting from the write-off of long-term sales contracts with Phar-Mor totaling $16.4 million in 1992. Phar-Mor, the Company's largest customer in 1991, filed for bankruptcy in September 1992. Excluding these write-offs, 1992 third quarter revenues would have been $132.0 million. For the nine months ended September 30, 1993, revenues increased 13.7% to $311.2 million from 1992. Increases in everyday and seasonal cards were partially offset by declines in giftwrap and related products and decreased shipments to Phar-Mor. Excluding the Phar-Mor write-offs, total revenues for the nine months ended September 30, 1992 would have been $290.1 million. The acquisition of The Paper Factory on June 1, 1993 also contributed to increases in revenues for both the three-month and nine-month periods ended September 30, 1993.

Operating expenses, as a percent of revenues, declined in the third quarter of 1993 compared to the prior year's third quarter, and totaled $135.5 million. Cost of products sold ratios decreased from last year primarily due to favorable product costs partially offset by change in product mix, pricing pressures and customer discounts which adversely affected gross margins from Cleo's sales of gift wrap and paper products. The Company expects that these conditions adversely affecting Cleo's results will continue in 1994 and that Cleo will incur a loss for 1994. In addition, the Company has recently completed an extensive review of Cleo's inventory and anticipates that it will record, in the second quarter of 1994, obsolescence charges against the book value of certain of Cleo's inventory. Selling, distribution and administrative expenses, as a percent of revenues, decreased to 40.8%, reflecting lower bad debt expense and other expense, net, partially offset by goodwill amortization and certain other purchase accounting related expenses attributable to the acquisition of The Paper Factory as well as start-up costs of certain international operations. The 1992 expenses included a bad debt provision of $5.9 million, the write-off of the unamortized cost of greeting card fixtures of $5.1 million and work force restructuring charges of $1.4 million related to the Phar-Mor bankruptcy. Excluding all charges related to Phar-Mor, 1992 selling, distribution and administrative expenses, as a percent of revenues, would have been 38.5%.

Financing and derivative transaction expenses for the three months and nine months ended September 30, 1993 increased over 1992 primarily due to net losses on certain interest rate derivative transactions of $1.9 million. The Company recorded a net loss on derivative transactions with a financial institution for the three and nine months ended September 30, 1993 of $1.9 million, consisting of the accrual of an unrealized market value loss of $3.0 million on two derivative transactions outstanding at September 30, 1993, which did not qualify as hedges, and the recognition of a $1.1 million previously deferred gain from certain derivative transactions entered into and/or terminated during the first nine months of 1993 which also did not qualify as hedges. The market value of derivative transactions outstanding at September 30, 1993 was determined by a financial institution's valuation model based on the projected future value of the transactions at maturity.

PAGE

Operating expenses for the nine months ended September 30, 1993, as a percent of revenues, decreased from the prior nine-month period, due to a lower product cost ratio of 44.8% and a lower selling, distribution and administrative expense ratio of 50.4%, as compared to comparable ratios of 46.1% and 57.4%, respectively, in 1992 which reflected the Phar-Mor bankruptcy. Excluding the charges related to Phar-Mor, the 1992 selling, distribution and administrative ratio would have been 49.9%. Operating expenses in 1993 were adversely affected by international operations' start-up costs and the acquisition of The Paper Factory. Cost of products sold were adversely affected by change in product mix, pricing pressures and customer discounts which adversely affected gross margins from Cleo's sales of gift wrap and paper products.

Third quarter pretax income of $3.1 million was $23.1 million higher than last year and represented 2.2% of total revenues. Pretax income for the nine months ended September 30, 1993 was $8.6 million and represented 2.8% of revenues compared to a pretax loss of $14.0 million for 1992.

Effective tax rates for the three months and nine months ended September 30, 1993 were 26.9% and 38.6%, respectively, compared with 38.6% and 37.9% for the same periods in 1992. Recently enacted tax laws raised the statutory tax rate for corporations from 34% to 35%, retroactive to January 1, 1993. Partially offsetting the adverse impact of the 1% increase in effective tax rates in 1993 and future periods is the favorable adjustment of $.8 million recorded in the third quarter of 1993 due to the revaluation of certain deferred tax assets.

Income before the cumulative effect of accounting changes was $5.3 million for the first nine months of 1993 and represented 1.7% of revenues compared to a loss of $8.7 million for the first nine months of 1992.

During  1992, the Company  adopted Statement  of Financial  Accounting Standards
(SFAS) No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions," retroactive to January 1, 1992. Upon adoption, the Company incurred a one-time charge of $2.5 million, net of income taxes of $1.6 million, attributable to the cumulative effect of the adoption of this accounting change. The impact on net income per share was $.15. In addition, the Company adopted SFAS No. 109 - "Accounting for Income Taxes" which resulted in a credit of $1.1 million or $.06 per share for the cumulative effect of this change.

Net income for the third quarter of 1993 was $2.2 million and represented 1.6% of total revenues compared to a net loss of $12.3 million in 1992. For the nine months ended September 30, 1993, net income of $5.3 million represented 1.7% of total revenues compared to a net loss of $10.1 million in 1992.

Liquidity and Capital Resources

Cash flows from operating activities for the first nine months of 1993 provided $30.2 million in cash compared to $57.4 million for the same period in 1992. The decline from 1992 reflected lower trade receivable decreases from the previous year-end and lower amortization of deferred costs and other intangibles. This was partially offset by higher net income, lower decreases in income taxes payable and lower inventory increases. Improvements realized in inventory control programs were partially offset by inventory acquired in connection with the purchase of The Paper Factory. The net increase in other assets from September 30, 1992 reflected the increase in goodwill of $26.2 million associated with the acquisition of The Paper Factory in the second quarter of 1993.

PAGE

Net cash used in investing activities totaled $49.3 million in the nine months ended September 30, 1993 compared with $22.5 million in the nine months ended September 30, 1992. Cash used in investing activities for plant and equipment purchases in 1993 was $24.7 million compared to $22.5 million in 1992. The increase in capital expenditures reflected the purchase of a distribution center by the Company's U.K. based subsidiary. In addition, the acquisition of The Paper Factory was financed with cash and $8.1 million of long-term debt issued to the former shareholders of The Paper Factory.

Cash provided by financing activities in the first nine months of 1993 was $10.2 million compared to cash used of $44.4 million in 1992. Debt due within one year increased $6.2 million versus a decrease of $41.7 million reflecting an increase in short-term borrowings.

In April, 1993 the Company consummated a new $210 million, three-year  revolving
credit facility,  replacing the similar existing  facility.   The facility  will
provide funds for general corporate purposes and future growth.

The  Company  periodically  enters   into  interest  rate  swap   or  derivative
transactions with a financial institution to manage the interest rate sensitivity of a portion of its debt. Certain of the derivative transactions executed during the first nine months of 1993 did not qualify as effective interest rate hedges and, accordingly, the proceeds realized from such transactions (approximately $1.1 million) have been recognized as a component of the loss on derivative transactions, net in the accompanying Condensed
Consolidated Statement of Income for the three and nine months ended September 30, 1993. Additionally, the estimated current market value of two derivative transactions outstanding at September 30, 1993, which likewise did not qualify as effective interest rate hedges, was a loss of $3.0 million which was accrued in the accompanying condensed consolidated financial statements at September 30, 1993. The market value of the derivative transactions at September 30, 1993 was determined by a financial institution's valuation model based on the projected future value of the transactions at maturity.

On March 4, 1994, the Company announced that, based on trading of swap/derivative positions subsequent to year-end, the Company had entered into two new transactions with a financial institution which will result in a minimum loss of $3.0 million and a maximum potential loss of $27.575 million. The new transactions, which mature in June and August 1995, may be liquidated at any time prior to maturity and had an estimated cost of termination of approximately $17.5 million at March 4, 1994. As these positions do not constitute effective hedges, they are reported at their current fair market value until they mature or are closed out, and fluctuations in such value will affect earnings in future periods. The combined effect of these two transactions is that the Company's losses on these transactions will be between $3.0 million and $27.575 million. The Company's losses would be minimized at $3.0 million if the six-month LIBOR rate is at or below 3.90% on June 7, 1995 and the basis point spread for interest rate swaps (the "swap spread") relative to the 10.75% U.S. Treasury Note maturing August 15, 2005 is at or above 33.5 basis points on August 15, 1995. On the other hand, its losses would be maximized at $27.575 million if the six-month LIBOR rate equals or exceeds 5.90% on June 7, 1995 and the swap spread is 20 basis points or less on August 15, 1995. The Company may elect to liquidate the transactions at any time prior to maturity based on market conditions prevailing at the time. As of June 30, 1994, the six-month LIBOR rate was 5.25% and the swap spread was 25.2 basis points. These transactions are still held by the Company and, at June 30, 1994, had an estimated net cost of termination of approximately $23.0 million.

PAGE

In connection with certain of the Company's debt agreements, the Company is required to submit to its lenders, interim condensed consolidated financial statements within 45 days after the end of the quarter. Since the Company was seeking a more complete valuation of its derivative transactions prior to its restatement of prior period results, the Company was unable to provide those statements for the period ended June 30, 1994 to its lenders by August 15, 1994. It is management's intent to file those statements with the lenders within thirty days of the original deadline which is permissible under the debt agreements. Additionally, these agreements contain covenants related to material adverse changes and material litigation. Management believes that the Company is not in violation of these covenants.

Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies. (See Part II, Item 1).

PAGE

Part II. Other Information

Item 1. Legal Proceedings

On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993 consolidated net income. See Part I, Item 2 hereof.

In early July, 1994, five purported class actions (Vladimir v. Gibson Greetings, Inc., Steiner v. Gibson Greetings, Inc., Gambal v. Gibson Greetings, Inc., Arosa
v. Gibson Greetings, Inc., and Kates v. Gibson Greetings, Inc.) were commenced by certain stockholders (the "Suits") against the Company and its Chairman, President and Chief Executive Officer in the United States District Court for the Southern District of Ohio, each alleging violations of the federal securities laws and, in the case of two of the Suits, breach of common law duties and seeking unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. Each of the Suits points to the inventory valuation issue at Cleo as the basis for its claims. The Company intends to vigorously defend the Suits.

The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or any of its officers, directors and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the derivative transactions and the overstatement of the Cleo inventory discussed in Part I,
Item 2 hereof and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought include back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees. In February 1990, the General Counsel of the National Labor Relations Board ("NLRB") issued a complaint based on certain of the allegations of these charges (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Fireman and Oilers, AFL-CIO, Cases 9-CA-26706, 27660, 26875.) On December 18, 1991, an Administrative Law Judge of the NLRB issued a recommended order, which included reinstatements and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. A prompt notice of appeal was filed in the United States Court of Appeals for the District of Columbia Circuit. The Company believes it has substantial defenses to the charges, and these defenses have been presented in briefs in the Company's appeal. The appeal is scheduled to be heard on September 14, 1994. A decision is expected later in 1994 or early in 1995.

In addition, the Company is a defendant in certain other litigation.

Management does not believe that an adverse outcome as to any or all of these matters would have a material adverse effect on the Company's net worth or total cash flows; however, the impact on the statement of operations in a given year could be material.

Item 2. Changes In Securities

Not applicable.

PAGE

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
a)  Exhibits                            None.

b)  Reports on Form 8-K                 None.


PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBSON GREETINGS, INC.

Date    August 29, 1994
                                       By:/s/ William L. Flaherty
                                          ------------------------
                                          William L. Flaherty
                                          Vice President-Finance
                                          Principal Financial
                                          and Accounting Officer