Form 10-K/A
period 1993-12-31
GIBSON GREETINGS INC
filed 1994-08-29
CIK 717829

PAGE

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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

Yes  X    No


        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


        The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of August 22, 1994 was approximately $254,709,000.


        Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest
practicable date:   16,095,829 shares of Common Stock, $.01 par
value, at August 22, 1994.

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

Products
      The Company's major products are extensive lines of greeting cards (both everyday and seasonal) and gift wrap. Everyday cards are categorized as conventional greeting cards and alternative market cards. Seasonal cards are devoted to holiday seasons, which include, in declining order of net sales, Christmas, Valentine's Day, Mother's Day, Easter, Father's Day, Graduation and Thanksgiving. In 1993, approximately 58% of net sales of cards were derived from everyday cards and approximately 42% from seasonal cards. The Company produces gift wrap and gift wrap accessories (including tissue and kraft paper, gift bags, tags, ribbons, bows and gift trims) predominately for the Christmas season. The Company's products also include paper partywares, candles, calendars, gift items and holiday decorations. The following table sets forth, in thousands of dollars for the years indicated, the Company's net sales attributable to each of the principal classes of the Company's products:

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

      Approximately 2% of the Company's revenues in 1993 were attributable to export sales and royalty income from foreign sources. During 1993, the Company acquired The Paper Factory of Wisconsin, Inc. ("The Paper Factory") a Wisconsin corporation, to strengthen the Company's position in the rapidly-growing party segment of the industry. During 1992, the Company formed Gibson de Mexico, S.A. de C.V., a Mexican corporation, which purchased the net assets of a Mexican manufacturer and marketer of greeting cards, to market the Company's products primarily in Mexico. During 1991, the Company formed Gibson Greetings International Limited, a Delaware corporation, to market the Company's products in the United Kingdom and other European countries.

PAGE

Sales and Marketing
      The Company's products are sold in more than 50,000 retail outlets worldwide. Because of the value consumers place on convenience, the Company continues to concentrate its distribution through one-stop-shopping outlets. To market effectively through these outlets, the Company has developed specific product programs and new product lines and introduced new in-store displays. The Company's products are primarily sold under the Gibson and Cleo brand names and are primarily distributed to supermarkets, deep discounters, mass merchandisers, variety stores and drug stores. During 1993, the Company's five largest customers accounted for approximately 35% of the Company's net sales and only one customer, Wal-Mart Stores Inc., accounted for more than 10% of the Company's net sales.

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

Design and Production
      Most of the Company's greeting cards are designed, printed and finished at its Cincinnati, Ohio facility and then sent to its facilities in Berea or Covington, Kentucky for shipment directly to retail stores. Most of the Company's gift wrap is designed, printed and finished at the Company's facilities in Memphis, Tennessee and distributed from the Company's facility in Memphis, Tennessee. The Company also purchases for resale certain finished and semi-finished products, such as gift items, from both domestic and foreign sources.

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

PAGE

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

Environmental Issues
      The Company, over the past ten years, has taken a proactive approach to environmental concerns. In 1986, the Company's subsidiary Cleo, Inc. ("Cleo") converted its printing operations to water-based inks. Likewise, since early 1990, the Gibson Card Division ("Gibson") has converted its card and related products production to water-based inks. Previously, Gibson had its Cincinnati-produced waste solvents incinerated. All but one underground storage tank on Company owned and leased premises were removed in or before 1988. In 1990, the last underground storage tank, which had contained isopropyl alcohol, was also removed in accordance with governmental closure regulations. For the past seven years, the Company has consulted with professional firms for environmental audits before entering into potential long-term real estate transactions. Historically, expenditures associated with managing and limiting pollution or hazardous substances, as well as expenditures to remediate previously contaminated sites, have not been material to the Company's financial statements. At August 22, 1994, the Company was aware of two contingent environmental liabilities as discussed below:

DIAZ REFINERY - JACKSON COUNTY, ARKANSAS
      In 1989, the Company was identified by the Arkansas Department of Pollution Control and Ecology ("ADPC&E") as a potentially responsible party ("PRP") in connection with the Diaz Refinery Site in Jackson County, Arkansas. The Company is participating with approximately 700 other PRPs in a settlement with ADPC&E for remediation of the Site. To date, the Company's share of total Site costs has been approximately $46,000, which has been paid. The nature and extent of the contamination is still being investigated. Thus, it is not possible at this time to provide an estimate of total clean-up costs for the Site or the Company's share of such costs.

PAGE

KIRK LANDFILL - DYER COUNTY, TENNESSEE
      In December 1993, the Company was advised by the Tennessee Department of Environment and Conservation ("TDEC") that Cleo had been identified by the State as a potentially liable party for reimbursement of Superfund expenditures made by the State of Tennessee for site identification, investigation, containment and clean-up, including monitoring and maintenance activities. The Company has ascertained that Cleo's alleged responsibility involves the alleged disposal of certain waste solvents at the Site during the period 1972-1975. At this time, insufficient information is available to determine the Company's potential liability, although such liability could exceed $200,000. To date, the TDEC has requested payment of approximately $13,000 in costs. The Company is in the process of notifying insurance companies believed to have issued insurance policies that may cover Cleo during the applicable time period.

PAGE

Item 2. Properties
   The following is a summary of the Company's principal manufacturing, distribution and administrative facilities:


                                                                Approximate
                                                                Floor Space
Location                 Principal Use                            (Sq Ft)
- - --------------------      -------------------------------------  -----------
Cincinnati, Ohio         Corporate headquarters, manufacturing
                            and administration                     593,700

Memphis, Tennessee       Manufacturing, distribution and
                            administration                       1,002,800

Berea, Kentucky          Manufacturing and distribution            597,100

Mexico City, Mexico      Manufacturing and distribution             26,900

Telford, England         Manufacturing, distribution and
                            administration                          58,800

Memphis, Tennessee       Manufacturing and distribution          1,153,200

Covington, Kentucky      Manufacturing and distribution            293,000

Florence, Kentucky       Manufacturing and distribution             80,000

Reynosa, Tamaulipas,
  Mexico                 Manufacturing                              86,700

Bloomington, Indiana     Distribution                              167,700

Memphis, Tennessee       Distribution (3 facilities)               796,600

Neenah, Wisconsin        Distribution                               31,000
                                                                 ---------
                                Total                            4,887,500
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

       The Florence, Kentucky facility, the Mexico City, Mexico facility, the Reynosa, Tamaulipas, Mexico facility and the distribution facilities at Memphis, Tennessee, and Neenah, Wisconsin are leased. The Company also leases sales offices, other manufacturing, distribution and administrative facilities and, on a temporary basis, uses public warehouse space in various locations throughout the United States. The Paper Factory leases approximately 140 stores averaging approximately 3,000 to 4,000 square feet per store. Certain of these leases contain contingent payments based upon individual store sales. Leases for all such facilities expire at various dates through 2003.

      The Company believes that its facilities are adequate for its present needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for their intended uses.


Item 3.  Legal Proceedings

      On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993 consolidated net income. See Item 7 hereof.

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

      The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or any of its officers, directors and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the derivative transactions and the overstatement of the Cleo inventory discussed in Item 7 hereof and the Company's public statements and accounting systems with respect thereto. The Company is co-operating in such investigation.

PAGE

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

Item 4.  Submission of Matters to a Vote of Security Holders
      Not applicable.

Executive Officers of the Registrant
   See Item 10.  Directors and Executive Officers of the Registrant.

PAGE

Item 5.   Market  for the  Registrant's Common  Stock and Related  Stockholder
Matters
      The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income, stock sales and certain restricted investments. At December 31, 1993, the amount of unrestricted retained earnings available for dividends (in thousands of dollars) was $47,152. The Company's business is seasonal with a significant amount of its net sales and net income historically occurring in the last two quarters of the year. The following table presents certain consolidated quarterly financial data (unaudited) for 1993 and 1992:

(Dollars in
thousands except      First      Second       Third      Fourth
per share amounts)  Quarter(2)  Quarter(2)  Quarter(3)  Quarter(3)    Year(3)
                     --------    --------    --------    --------    --------
1993
- - -------------------
Net sales            $ 84,896    $ 83,796    $142,137    $235,336    $546,165
Total revenues         84,907      83,964     142,296     235,759     546,926
Cost of products
  sold                 30,996      30,813      77,519     137,781     277,109
Net income              1,802       1,215       2,242      14,580      19,839
Net income per share     0.11        0.08        0.14        0.90        1.23
Dividends per share      0.10        0.10        0.10        0.10        0.40
 Market price of
   common stock (1):
        Low            17 7/8      18          17 7/8      18 3/4      17 7/8
        High           20 3/8      20 3/4      22 5/8      21 1/4      22 5/8


1992
- - -------------------
Net sales            $ 79,097    $ 78,219    $115,238    $211,564    $484,118
Total revenues         79,428      78,736     115,556     212,103     485,823
Cost of products
  sold                 27,257      28,344      70,643     121,096     247,340
Income (loss)
 before cumulative
 effect of accounting
 changes                2,427       1,202     (12,329)     16,685       7,985
Cumulative effect of
  accounting changes,
  net of income taxes
  of $1,609            (1,449)         -           -           -       (1,449)
Net income (loss)         978       1,202     (12,329)     16,685       6,536
Income (loss) per
  share before
  cumulative effect
  of accounting
  changes                0.15        0.07       (0.75)       1.03        0.50
Cumulative effect of
  accounting changes    (0.09)         -           -           -        (0.09)
Net income
  (loss) per share       0.06        0.07       (0.75)       1.03        0.41
Dividends per share      0.09        0.10        0.10        0.10        0.39
 Market price of
   common stock (1):
        Low            25 1/8      22          16 1/4      16 1/4      16 1/4
        High           31          27 5/8      24 1/4      20          31


[FN]
        (1) Per share prices are based on the closing price as quoted in the Nasdaq National Market.
        (2) Quarterly results for 1992 have been restated to reflect the adoption of Statement of Financial Accounting Standards
             (SFAS) No. 106 and SFAS No. 109 in the first quarter. The impact of the adoption of these standards was to reduce income before cumulative effect of accounting changes by $73 and $74 in the first and second quarters, respectively, and reduce net income per share in the second quarter by $.01.
        (3) The third and fourth quarters of 1993 and full year results for 1993 have been restated to correct the Cleo inventory overstatement and to record unrealized net losses on derivative transactions (Refer to Note 1 of Notes to Consolidated Financial Statements). The Cleo inventory restatement reduced income before income taxes for 1993 by $8,806; $1,400 in the third quarter and $7,406 in the fourth quarter. The derivatives' net impact on income before income taxes of $1,118 for 1993 consisted of a reduction in the third quarter of $1,879 partially offset by an increase in the fourth quarter of $761. The aggregate effect of these changes was to reduce net income by $1,903 and $4,110 in the third and fourth quarters, respectively, and to reduce net income per share by $.12 and $.26 in the third and fourth quarters, respectively.

PAGE

Item 6.  Selected Financial Data
      The following summaries set forth selected financial data for the Company for each of the five years in the period ended December 31, 1993. Selected financial data should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 below.

Income Statement Data

(Dollars and shares in thousands except per share amounts)


                                    Years Ended December 31,
                    --------------------------------------------------------
                     1993(1)      1992        1991        1990        1989
                    --------    --------    --------    --------    --------
Revenues:
 Net sales          $546,165    $484,118    $522,166    $511,211    $463,290
 Royalty income          761       1,705       2,148       1,985       1,980
                    --------    --------    --------    --------    --------
  Total revenues     546,926     485,823     524,314     513,196     465,270
                    --------    --------    --------    --------    --------
 Cost of products
  sold               277,109     247,340     252,217     254,182     231,664
 Selling,
  distribution and
  administrative
  expenses           227,863     218,642     194,872     187,282     166,415
 Interest expense      7,737       7,803       9,380       8,667       3,842
 Interest income        (949)     (1,023)       (342)       (819)     (2,319)
 Loss on
  derivative
  transactions, net    1,118          -           -           -           -
                    --------    --------    --------    --------    --------
 Income before
  income taxes and
  cumulative effect
  of accounting
  changes             34,048      13,061      68,187      63,884      65,668
 Income taxes         14,209       5,076      26,303      24,084      23,299
                    --------    --------    --------    --------    --------
 Income before
  cumulative effect
  of accounting
  changes             19,839       7,985      41,884      39,800      42,369
 Cumulative effect
  of accounting
  changes                 -       (1,449)         -           -           -
                    --------    --------    --------    --------    --------
 Net income         $ 19,839    $  6,536    $ 41,884    $ 39,800    $ 42,369
                    ========    ========    ========    ========    ========
 Income per share
  before cumulative
  effect of
  accounting
  changes           $   1.23    $   0.50    $   2.61    $   2.51    $   2.68
                    ========    ========    ========    ========    ========
 Net income
  per share         $   1.23    $   0.41    $   2.61    $   2.51    $   2.68
                    ========    ========    ========    ========    ========
 Dividends
  per share         $   0.40    $   0.39    $   0.36    $   0.34    $   0.33
                    ========    ========    ========    ========    ========
 Average common
  shares and
  equivalents         16,103      16,104      16,039      15,848      15,784
                    ========    ========    ========    ========    ========

Other Financial Data

(Dollars in thousands except per share amounts)

                                          December 31,
                    --------------------------------------------------------
                      1993        1992        1991        1990        1989
                    --------    --------    --------    --------    --------
Working capital     $209,209    $224,261    $215,011    $128,489    $146,676
Plant and
 equipment, net      116,900     112,712     110,769     101,996      75,067
Total assets         571,605     501,104     544,261     553,499     438,888
Debt due within
 one year (1)         66,187      31,911      71,208     148,302      89,197
Long-term debt        74,365      70,175      71,079      21,755      30,425
Excess of fair
 value of companies
 acquired over
 cost, net                -           -           -        1,430       2,880
Stockholders'
 equity              317,668     303,341     300,743     261,402     226,043

Equity per share       19.78       18.92       18.86       16.58       14.41
Capital
 expenditures         31,049      30,970      31,736      42,706      31,959

[FN]
        (1) The full year results for 1993 have been restated to correct the Cleo inventory overstatement and to record unrealized net losses on derivative transactions (Refer to Note 1 of Notes to Consolidated Financial Statements).
             The Cleo inventory restatement reduced income before income taxes for 1993 by $8,806. The derivatives' net impact on income before income taxes was a reduction of $1,118 for 1993. The aggregate effect of these changes was to reduce net income by $6,013, and to reduce net income per share by $.38.
        (2) Includes the current portion of long-term debt which consisted of $3,917 in 1993, $1,811 in 1992, $708 in 1991,
             $6,702 in 1990 and $2,697 in 1989.
PAGE

Item 7.   Management's  Discussion and  Analysis of   Financial Condition  and
Results of Operations

Introduction
      On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993
consolidated  net income.   The Company  believes such  overstatement resulted
from a deliberate attempt by one or more Cleo personnel to overstate Cleo's income before income taxes. The overstatement of inventory and income before
income  taxes  was   approximately  $8.8  million.     The  accompanying  1993
Consolidated  Financial   Statements  and  this  Management's  Discussion  and
Analysis have  been amended  and restated  to reflect  the correction of  such overstatement as well as the accrual of an unrealized market value loss of $3.1 million on two derivative transactions outstanding at December 31, 1993, which did not qualify as hedges, partially offset by the recognition of a $2.0 million previously deferred gain from certain derivative transactions entered into and/or terminated during 1993 which also did not qualify as hedges. The net effect of these two derivative adjustments, a loss of $1.1 million, has been recognized in the accompanying 1993 consolidated financial statements as these adjustments became significant in light of the reduction in the
Company's  net income resulting  from the restatement  of Cleo inventory.   In
total, the above changes reduced net income and net income per share for the year ended December 31, 1993 from amounts previously reported by $6.0 million and $.38, respectively.

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

      The Company's 1992 results reflected lower revenues from Phar-Mor of $28.1 million, including the write-off of long-term contracts totalling $16.4 million. In addition, lower unit sales for everyday and seasonal greeting cards, partially offset by higher unit sales of gift wrap and lower returns of certain seasonal products contributed to the decline. The 1991 increase in total revenues resulted from higher selling prices and unit sales for everyday and seasonal greeting cards partially offset by unit decreases in gift wrap and increased returns and allowances.

PAGE

      Operating costs were $505.0 million or 92.3% of total revenues in 1993 compared to 97.3% in 1992 and 87.0% in 1991. Cost of products sold was 50.7% of total revenues in 1993 compared to 50.9% and 48.1% in 1992 and 1991, respectively. The slight percentage decline in 1993 compared to 1992 was due to higher revenues and product sales mix improvements resulting from the acquisition of The Paper Factory offset by the change in product mix, pricing pressures and customer discounts, which adversely affected gross margins from Cleo's sales of gift wrap and paper products. As a result of this, Cleo operated at a loss in 1993. The Company expects that these conditions adversely affecting Cleo's results will continue in 1994 and that Cleo will incur a loss for 1994. In addition, the Company has recently completed an extensive review of Cleo's inventory and anticipates that it will record, in the second quarter of 1994, obsolescence charges against the book value of certain of Cleo's inventory. The percentage increase in cost of products sold in 1992 compared to 1991 was due to lower revenues and product sales mix. Selling, distribution and administrative expenses were 41.7% of total revenues in 1993 compared to 45.0% in 1992 and 37.2% in 1991. The decline in these expenses, as a percentage, reflected higher revenues, partially offset by acquisition costs associated with The Paper Factory and start-up costs for international operations. Additionally, 1992 expenses included Phar-Mor related items including write-offs of accounts receivable of $5.9 million and card display fixtures of $5.1 million. Expenses associated with international operations as well as domestic restructuring charges also adversely impacted 1992.

      Financing and derivative transaction expenses were 1.4% of total revenues in 1993 compared to 1.4% and 1.7% in 1992 and 1991, respectively. The Company recorded a net loss on derivative transactions with a financial institution for 1993 of $1.1 million, consisting of the accrual of an unrealized market value loss of $3.1 million on two derivative transactions outstanding at December 31, 1993, which did not qualify as hedges, and the recognition of a $2.0 million gain from certain derivative transactions entered into and/or terminated during 1993 which also did not qualify as hedges. The market value of derivative transactions outstanding at December 31, 1993 was determined by a financial institution's valuation model based on the projected future value of the transactions at maturity. Lower interest rates were partially offset by higher average borrowings, largely resulting from the acquisition of The Paper Factory as well as higher working capital requirements. The decrease in the 1992 percentage versus 1991 was attributable to lower average borrowing levels combined with lower interest rates. Also included in 1991 were a $.5 million prepayment penalty on the Company's 13.625% senior notes which were retired and increased interest expense associated with debt incurred to finance a new manufacturing and distribution center.

      Income before income taxes and cumulative effect of accounting changes was $34.0 million, an increase of $21.0 million over 1992 compared to a decrease in 1992 of $55.1 million from 1991 and an increase of $4.3 million in 1991 over 1990. This represented 6.2% of total revenues in 1993 compared to 2.7% and 13.0% in 1992 and 1991, respectively.

      The effective income tax rate for 1993 was 41.7% compared to 38.9% in 1992 and 38.6% in 1991. See Notes 1 and 7 of Notes to Consolidated Financial Statements set forth in Item 8 below.

      Income before cumulative effect of accounting changes was $19.8 million in 1993 compared to $8.0 million in 1992 and $41.9 million in 1991, and represented 3.6% of total revenues compared to 1.6% and 8.0% in 1992 and 1991, respectively.

      During 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 - "Employer's Accounting for Postretirement Benefits Other Than Pensions" retroactive to January 1, 1992. Upon adoption , the Company incurred a one-time charge of $2.5 million, net of income taxes of $1.6 million, attributable to the cumulative effect of the adoption of this accounting change. The impact on net income per share was $.15. In addition, the Company adopted SFAS No. 109 - "Accounting for Income Taxes" which resulted in a credit of $1.1 million or $.06 per share for the cumulative effect of this change.

      Net income of $19.8 million in 1993 increased $13.3 million compared to a decrease in 1992 of $35.3 million and an increase of $2.1 million in 1991, and represented 3.6% of total revenues compared to 1.3% and 8.0% in 1992 and 1991, respectively.

      The Company attempts to minimize the impact of inflation by controlling its cost of raw materials, labor and other expenses, and pricing its products in light of general economic conditions.


Liquidity and Capital Resources

      Cash flows from operating activities for 1993 provided $31.6 million in cash compared to $74.8 million in 1992 and $47.0 million in 1991. The decline in 1993 of $43.2 million was primarily the result of decreased amortization of deferred costs and other intangibles of $14.5 million combined with higher working capital requirements. Trade receivables increased 13.3% largely reflecting increased revenues. Inventories increased 5.4% resulting from increases associated with the acquisition of The Paper Factory. The increase in other assets, excluding amortization, primarily reflects additional commitments made for long-term customer agreements combined with goodwill associated with the acquisition of The Paper Factory.

      Cash used in investing activities for plant and equipment purchases totaled $31.0 million in both 1993 and 1992 compared to $31.7 million in 1991. The Company anticipates that the 1994 expenditure levels will be in line with historical trends based upon existing business conditions.

      Cash provided by financing activities in 1993 was $23.7 million compared to cash used in financing activities in 1992 and 1991 of $44.3 million and $30.4 million, respectively. The 1993 increase in short-term borrowings reflected higher working capital requirements combined with funds used to acquire The Paper Factory. Long-term debt increased in 1993 due to the issuance of unsecured notes to the former shareholders of The Paper Factory, payable over the next four years. During 1991, the Company prepaid $6.0 million of its 13.625% senior notes and privately placed $50.0 million of 9.33% senior notes. Proceeds from the private placements were used to reduce short-term debt.

      In  April 1993, the Company  consummated a new  $210 million, three-year
revolving  credit  facility,  replacing  a similar  existing  facility.    The
facility will provide funds for general corporate purposes and future growth.

PAGE

      The Company periodically entered into interest rate swap or derivative transactions with a financial institution to manage the interest rate sensitivity of a portion of its debt. Certain of the derivative transactions executed during 1993 did not qualify as effective interest rate hedges and, accordingly, the proceeds realized from such transactions (approximately $2.0 million) have been recognized as a component of the loss on derivative transactions, net in the accompanying 1993 Consolidated Statement of Income. Additionally, the estimated current market value of two derivative transactions outstanding at December 31, 1993, which likewise did not qualify as effective interest rate hedges, was a loss of $3.1 million which was accrued in the accompanying 1993 consolidated financial statements. The market value of the derivative transactions at December 31, 1993 was determined by a financial institution's valuation model based on the projected future value of the transactions at maturity.

      On March 4, 1994, the Company announced that, based on trading of swap/derivative positions subsequent to year-end, the Company had entered into two new transactions with a financial institution which will result in a minimum loss of $3.0 million and a maximum potential loss of $27.575 million. These two transactions have caps on the Company's total exposure and replace previous uncapped positions. The new transactions, which mature in June and August 1995, may be liquidated at any time prior to maturity and had an estimated cost of termination of approximately $17.5 million at March 4, 1994. As these positions do not constitute effective hedges, they will be reported at their current fair market value until they mature or are closed out, and fluctuations in such value will affect earnings in future periods. The combined effect of these two transactions is that the Company's losses on these transactions will be between $3.0 million and $27.575 million. The Company's losses would be minimized at $3.0 million if the six-month LIBOR rate is at or below 3.90% on June 7, 1995 and the basis point spread for interest rate swaps (the "swap spread") relative to the 10.75% U.S. Treasury Note maturing August 15, 2005 is at or above 33.5 basis points on August 15, 1995. On the other hand, its losses would be maximized at $27.575 million if the six-month LIBOR rate equals or exceeds 5.90% on June 7, 1995 and the swap spread is 20 basis points or less on August 15, 1995. The Company may elect to liquidate the transactions at any time prior to maturity based on market conditions prevailing at the time. As of June 30, 1994, the six-month LIBOR rate was 5.25% and the swap spread was 25.2 basis points. These transactions are still held by the Company and at June 30, 1994 had an estimated net cost of termination of approximately $23.0 million.

      Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, all of which total approximately $51 million in 1994 and $23 million to $33 million per year for the next four years, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies.

PAGE

      In connection with certain of the Company's debt agreements, the Company is required to submit to its lenders, interim condensed consolidated financial statements within 45 days after the end of each quarter. Since the Company was seeking a more complete valuation of its derivative transactions prior to its restatement of prior period results, the Company was unable to provide those statements for the period ended June 30, 1994 to its lenders by August 15, 1994. It is management's intent to file those statements with the lenders within thirty days of the original deadline which is permissible under the debt agreements. Additionally, these agreements contain covenants related to material adverse changes and material litigation. Management believes that the Company is not in violation of these covenants.

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

PAGE

Item 8.  Financial Statements and Supplementary Data

Gibson Greetings, Inc.
Consolidated Statements of Income
Years Ended December 31, 1993, 1992 and 1991
(Dollars in thousands except per share amounts)

                                            1993         1992         1991
                                          ---------   ---------    ---------
Revenues:
    Net sales                             $ 546,165   $ 484,118    $ 522,166
    Royalty income                              761       1,705        2,148
                                          ---------   ---------    ---------
        Total revenues                      546,926     485,823      524,314
                                          ---------   ---------    ---------
Costs and expenses:

  Operating expenses:

    Cost of products sold                   277,109     247,340      252,217
    Selling, distribution and
     administrative expenses                227,863     218,642      194,872
                                          ---------   ---------    ---------
        Total operating expenses            504,972     465,982      447,089
                                          ---------   ---------    ---------

Operating income before financing
    and derivative transaction expenses      41,954      19,841       77,225

  Financing and derivative
   transaction expenses:

    Interest expense, net of
     capitalized interest                     7,737       7,803        9,380
    Interest income                            (949)     (1,023)        (342)
    Loss on derivative transactions, net      1,118          -            -
                                          ---------   ---------    ---------
        Total financing and derivative
          transactions, net                   7,906       6,780        9,038
                                          ---------   ---------    ---------
Income before income taxes and
    cumulative effect of
    accounting changes                       34,048      13,061       68,187

    Income taxes                             14,209       5,076       26,303
                                          ---------   ---------    ---------
Income before cumulative effect
    of accounting changes                    19,839       7,985       41,884
                                          ---------   ---------    ---------
Cumulative effect of change in
    accounting for postretirement
    benefits other than pensions,
    net of income taxes of $1,609                -       (2,487)          -

Cumulative effect of change in
    accounting for income taxes                  -        1,038           -
                                          ---------   ---------    ---------
Net income                                $  19,839   $   6,536    $  41,884
                                          =========   =========    =========


Income per share before
    cumulative effect of
    accounting changes                    $    1.23   $    0.50    $    2.61

Cumulative effect per share
    of change in accounting for
    postretirement benefits
    other than pensions, net of
    income taxes                                 -        (0.15)          -

Cumulative effect per share of
    change in accounting for
    income taxes                                 -         0.06           -
                                          ---------   ---------    ---------
Net income per share                      $    1.23   $    0.41    $    2.61
                                          =========   =========    =========

[FN]

See accompanying notes to consolidated financial statements.

PAGE

Gibson Greetings, Inc.
Consolidated Balance Sheets
December 31, 1993 and 1992
(Dollars in thousands except per share amounts)

                                             1993        1992
                                          ---------   ---------
Assets
Current assets:
    Cash and equivalents                  $   9,477   $   9,505
    Trade receivables, net                  192,163     169,605
    Inventories                             125,138     118,758
    Prepaid expenses                          4,207       4,301
    Deferred income taxes                    36,796      31,947
                                          ---------   ---------
        Total current assets                367,781     334,116

Plant and equipment, net                    116,900     112,712

Other assets, net                            86,924      54,276
                                          ---------   ---------
                                          $ 571,605   $ 501,104
                                          =========   =========
Liabilities and Stockholders' Equity

Current liabilities:
    Debt due within one year              $  66,187   $  31,911
    Accounts payable                         18,835      14,738
    Income taxes payable                     13,071       9,931
    Other current liabilities                60,479      53,275
                                          ---------   ---------
        Total current liabilities           158,572     109,855

Deferred income taxes                          (854)      2,693

Long-term debt                               74,365      70,175

Other liabilities                            21,854      15,040
                                          ---------   ---------
        Total liabilities                   253,937     197,763
                                          ---------   ---------
Stockholders' Equity:

    Preferred stock, par value $1.00;
      5,000,000 shares authorized,
      none issued                                -           -

    Preferred stock, Series A, par
      value $1.00; 300,000 shares
      authorized, none issued                    -           -

    Common stock, par value $.01;
      50,000,000 shares authorized,
      16,533,267 and 16,506,919
      shares issued, respectively               165         165


    Paid-in capital                          45,209      44,436

    Retained earnings                       277,891     264,469

    Foreign currency adjustment                 291         159
                                          ---------   ---------
                                            323,556     309,229
                                          ---------   ---------
    Less treasury stock, at cost,
      473,344 and 473,344 shares,
      respectively                            5,888       5,888
                                          ---------   ---------
        Total stockholders' equity          317,668     303,341
                                          ---------   ---------
Commitments and contingencies
  (Notes 11 and 12)
                                          $ 571,605   $ 501,104
                                          =========   =========

[FN]

See accompanying notes to consolidated financial statements.


PAGE

Gibson Greetings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 1993, 1992 and 1991
(Dollars in thousands)

                                            1993         1992         1991
                                         ---------    ---------    ---------
Cash flows from operating activities:
  Net income                             $  19,839    $   6,536    $  41,884
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and write-down of
       display fixtures                     22,688       24,870       18,495
     Loss on disposal of plant
       and equipment                         5,817        3,816        4,441
     Loss on derivative transactions, net    1,118           -            -
     Deferred income taxes                  (8,909)      (6,708)      (3,246)
     Amortization of excess of fair value
       of companies acquired over cost          -            -        (1,430)
     Amortization and write-down of
       deferred costs and
       other intangibles                    19,547       34,087       15,822
     Change in assets and liabilities:
       (Increase) decrease in trade
          receivables, net                 (22,529)      36,422       (5,466)
       (Increase) decrease in
          inventories                        1,843       (4,119)         (29)
       (Increase) decrease in
          prepaid expenses                     286         (182)       3,898
       Increase in other assets,
          net of amortization              (25,999)     (23,356)      (8,085)
       Increase (decrease) in
          accounts payable                   2,579         (524)         386
       Increase (decrease) in
          income taxes payable               3,014       (9,967)       4,456
       Increase (decrease) in other
          current liabilities                6,603        6,169      (24,544)
       Increase in other liabilities         5,696        7,511          457
     All other, net                            (22)         272          (89)
                                         ---------    ---------    ---------
         Total adjustments                  11,732       68,291        5,066
                                         ---------    ---------    ---------
       Net cash provided by
         operating activities               31,571       74,827       46,950
                                         ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of plant and equipment          (31,049)     (30,970)     (31,736)
  Proceeds from sale of
    plant and equipment                        550           63           27
  Acquisition of The Paper Factory
    of Wisconsin, Inc.,
    net of cash acquired                   (24,782)          -            -
                                         ---------    ---------    ---------
       Net cash used in investing
         activities                        (55,281)     (30,907)     (31,709)
                                         ---------    ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in
    short-term borrowings                   23,062      (40,400)     (71,100)
  Issuance of long-term debt, net            8,075          875       50,000
  Payments on long-term debt                (1,811)        (708)      (6,702)
  Issuance of common stock                     773        2,277        3,243
  Acquisition of common stock
    for treasury                                -           (49)        (222)
  Dividends paid                            (6,417)      (6,251)      (5,638)
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         financing activities               23,682      (44,256)     (30,419)
                                         ---------    ---------    ---------
Net decrease in cash and equivalents           (28)        (336)     (15,178)

Cash and equivalents at beginning of year    9,505        9,841       25,019
                                         ---------    ---------    ---------
Cash and equivalents at end of year      $   9,477    $   9,505    $   9,841
                                         =========    =========    =========
Supplemental disclosure of
 cash flow information
  Cash paid during the year for:
    Interest, net of amounts capitalized $   7,544    $   8,201    $   9,264
    Income taxes                            20,243       19,015       24,851

[FN]

See accompanying notes to consolidated financial statements.


PAGE

Gibson Greetings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 1993, 1992 and 1991
(Dollars in thousands except per share amounts)

                                            1993         1992         1991
                                         ---------    ---------    ---------
Common stock, par value $.01:
    Balance at beginning of year         $     165    $     164    $     162
    Exercise of stock options                   -             1            2
                                         ---------    ---------    ---------
                                               165          165          164
                                         ---------    ---------    ---------
Paid-in capital:
    Balance at beginning of year            44,436       42,160       38,919
    Exercise of stock options                  773        2,276        3,241
                                         ---------    ---------    ---------
                                            45,209       44,436       42,160
                                         ---------    ---------    ---------
Retained earnings:
    Balance at beginning of year           264,469      264,184      227,938
    Net income                              19,839        6,536       41,884
    Cash dividends paid ($.40, $.39,
      and $.36 per share in 1993,
      1992 and 1991, respectively)          (6,417)      (6,251)      (5,638)
                                         ---------    ---------    ---------
                                           277,891      264,469      264,184
                                         ---------    ---------    ---------
Foreign currency translation adjustment:
    Balance at beginning of year               159           74           -
    Aggregate adjustments resulting
      from translation of financial
      statements into U.S. dollars             132           85           74
                                         ---------    ---------    ---------
                                               291          159           74
                                         ---------    ---------    ---------
Less treasury stock, at cost:
    Balance at beginning of year             5,888        5,839        5,617
    Common stock acquired                       -            49          222
                                         ---------    ---------    ---------
                                             5,888        5,888        5,839
                                         ---------    ---------    ---------
        Total stockholders' equity       $ 317,668    $ 303,341    $ 300,743
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

Introduction
      On July 1, 1994, the Company announced that it had determined that the inventory of Cleo, Inc. (Cleo), a wholly-owned subsidiary, at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993 consolidated net income. The Company believes such overstatement resulted from a deliberate attempt by one or more Cleo personnel to overstate Cleo's income before income taxes. The overstatement of inventory and income before income taxes was $8,806 at December 31, 1993 and for the year then ended. The accompanying 1993 Consolidated Financial Statements have been amended and restated to reflect the correction of such overstatement as well as the accrual of an unrealized market value loss of $3,100 on two derivative transactions outstanding at December 31, 1993, which did not qualify as hedges, and the recognition of a $1,982 previously deferred gain from certain derivative transactions entered into and/or terminated during 1993 which also did not qualify as hedges. The net effect of these two derivative adjustments, a loss of $1,118, was recognized in the accompanying Consolidated Financial Statements as these adjustments became significant in light of the reduction in the Company's net income resulting from the restatement of Cleo inventory. The above changes reduced 1993 net income and net income per share from amounts previously reported by $6,013 and $.38, respectively.

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

PAGE

 Excess of fair value of companies acquired over cost
      The excess of fair value of companies acquired over cost was amortized to income over ten years, using the straight-line method. Amortization was complete in 1991. Accumulated amortization at December 31, 1993 and 1992 was $14,480.

Interest rate swap agreements
      The difference between the amount of interest to be paid and the amount of interest to be received under interest rate swap agreements (used for hedging purposes) due to changing interest rates is charged or credited to interest expense over the life of the agreements. Interest rate swap and derivative transactions that do not qualify as hedges are recorded at their fair market value. The fair market value of interest rate swaps and derivative transactions is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date as determined by a financial institution's valuation model based on the projected value of the transactions at maturity.

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
                                          =========   =========

PAGE

Note 3--Inventories

        Inventories at December 31, 1993 and 1992, consist of the following:

                                             1993        1992
                                          ---------   ---------
        Finished goods                    $  74,268   $  67,736
        Work-in-process                      13,147      12,867
        Raw materials and supplies           37,723      38,155
                                          ---------   ---------
                                          $ 125,138   $ 118,758
                                          =========   =========

Note 4--Plant and Equipment

        Plant and equipment at December 31, 1993 and 1992, consist of the following:

                                             1993        1992
                                          ---------   ---------
        Land and buildings                $  35,936   $  32,807
        Machinery and equipment              60,842      54,010
        Display fixtures                     84,117      84,334
        Leasehold improvements               10,001       9,164
        Construction in progress              4,233       3,761
                                          ---------   ---------
                                            195,129     184,076
        Less accumulated depreciation        78,229      71,364
                                          ---------   ---------
                                          $ 116,900   $ 112,712
                                          =========   =========

Note 5--Other Assets

        Other assets at December 31, 1993 and 1992, consist of the following:

                                             1993        1992
                                          ---------   ---------
        Deferred and prepaid costs        $ 112,157   $  87,895
        Goodwill and other intangibles       31,601       5,384
                                          ---------   ---------
                                            143,758      93,279
        Less accumulated amortization        56,834      39,003
                                          ---------   ---------
                                          $  86,924   $  54,276
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

      The Company periodically enters into interest rate swap or derivative transactions with the intent to manage the interest rate sensitivity of portions of its debt. At December 31, 1993, the Company had four outstanding interest rate swap/derivative positions with a total notional amount of $96,000. Two agreements, with terms similar to the related bonds, are constituted as hedges and effectively change the Company's interest rate on $3,000 of industrial revenue bonds to 6.67% through February 1998 and have a positive market value of $140 at December 31, 1993. The other two agreements do not qualify as hedges. The first attempts to limit the Company's exposure against rising short-term rates on a notional amount of $60,000 through 1995. The last position provides the Company with a maximum 1.0% annuity on $30,000 through August 1994 predicated on short-term rates remaining in a specified range. The estimated current market value of the two derivative transactions which did not qualify as hedges was a loss of $3,100 at December 31, 1993 and was accrued in the accompanying consolidated financial statements. The Company received proceeds of approximately $1,982 relating to certain derivative transactions, which also did not qualify as hedges and which were either entered into or terminated during 1993. Such proceeds have been reflected in the accompanying 1993 Consolidated Statement of Income as a component of "Loss on derivative transactions, net."


      On March 4, 1994, the Company announced that, based on trading of swap/derivative positions subsequent to year-end, the Company entered into two new transactions which will result in a minimum loss of $3,000 and a maximum potential loss of $27,575. The new transactions, which mature in June and August 1995, may be liquidated at any time prior to maturity and had an estimated cost of termination of approximately $17,500 at March 4, 1994. These positions will continue to be reported at current fair market value until they mature or are closed out, and fluctuations in such value will affect earnings in future periods. The combined effect of these two transactions is that the Company's losses will be between $3,000 and $27,575. The Company's losses would be minimized at $3,000 if the six-month LIBOR rate is at or below 3.90% on June 7, 1995 and the basis point spread for interest rate swaps (the "swap spread") relative to the 10.75% U.S. Treasury Note maturing August 15, 2005 is at or above 33.5 basis points on August 15, 1995. On the other hand, its losses would be maximized at $27,575 if the six-month LIBOR rate equals or exceeds 5.90% on June 7, 1995 and the swap spread is 20 basis points or less on August 15, 1995. The Company may elect to liquidate the transactions at any time prior to maturity based on market conditions prevailing at the time. As of June 30, 1994, the six-month LIBOR rate was 5.25% and the swap spread was 25.2 basis points. These transactions are still held by the Company and, at June 30, 1994, had an estimated net cost of termination of $22,995.

PAGE

      The annual principal payments due on long-term debt for each of the years in the five-year period ended December 31, 1998, are $3,917, $11,164, $11,269, $11,116 and $9,205, respectively.

      Capitalized interest for the years ended December 31, 1993, 1992 and 1991 were $0, $74 and $322, respectively.

      The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income, stock sales and certain restricted investments. At December 31, 1993, the amount of unrestricted retained earnings available for dividends was $47,152.


Note 7--Income Taxes

        The Company adopted the provisions of SFAS No. 109 effective January 1, 1992, and recorded a credit of $1,038 and increased net income per share by $.06 for the cumulative effect of this change in accounting principle. There was no effect on income before income taxes for the year ended December 31, 1992, resulting from the adoption of SFAS No. 109.

        The provision for income taxes for the years ended December 31, 1993, 1992 and 1991, consists of the following:

                                            1993         1992         1991
                                         ---------    ---------    ---------
        Federal:
          Current                        $  17,903    $   7,257    $  23,915
          Deferred                          (6,850)      (4,594)      (2,617)
          Deferred investment
           tax credits, net                   (122)        (124)        (195)
                                         ---------    ---------    ---------
                                            10,931        2,539       21,103
                                         ---------    ---------    ---------
        State and local:
          Current                            4,532        2,093        5,829
          Deferred                          (1,343)      (1,076)        (629)
                                         ---------    ---------    ---------
                                             3,189        1,017        5,200
                                         ---------    ---------    ---------
        Foreign:
          Current                               -            -            -
          Deferred                              89          (89)          -
                                         ---------    ---------    ---------
                                                89          (89)          -
                                         ---------    ---------    ---------
                                         $  14,209    $   3,467    $  26,303
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

        The effective income tax rate for the years ended December 31, 1993, 1992 and 1991, varied from the statutory federal income tax rate as follows:

                                            1993         1992         1991
                                         ---------    ---------    ---------
        Statutory federal
          income tax rate                    35.0%        34.0%        34.0%
        State and local income taxes,
          net of federal income tax
          benefit                             6.1          6.8          5.0
        Nondeductible foreign losses          2.2           -            -
        Other                                (1.6)        (1.9)        (0.4)
                                         ---------    ---------    ---------
                                             41.7%        38.9%        38.6%
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

        The net deferred taxes are comprised of the following:

                                             1993        1992
                                          ---------   ---------
        Current deferred taxes:
                Gross assets              $  37,573   $  32,646
                Gross liabilities              (777)       (699)
                                          ---------   ---------
                                             36,796      31,947
                                          ---------   ---------
        Noncurrent deferred taxes:
                Gross assets                 12,497       8,180
                Gross liabilities           (11,241)    (10,350)
                Deferred investment
                  tax credits                  (402)       (523)
                                          ---------   ---------
                                                854      (2,693)
                                          ---------   ---------
                                          $  37,650   $  29,254
                                          =========   =========


        The Company did not record any valuation allowances against U.S. deferred tax assets at January 1, 1992, December 31, 1992 or
December 31, 1993, due to the substantial amounts of taxable income generated over the last three to five years.

PAGE

        The tax balances of significant temporary differences representing deferred tax assets and liabilities for the years ended December 31, 1993 and 1992 were as follows:

                                             1993        1992
                                          ---------   ---------
        Reserve for returns, allowances,
          cash discounts and doubtful
          accounts                        $  22,279   $  21,828
        Reserve for inventories
          and related items                   7,655       4,959
        Postretirement benefits               1,885       1,851
        Depreciation of plant
          and equipment                     (11,078)    (10,294)
        Reserve for display fixtures          1,644       1,476
        Accrued compensation and benefits    10,854       7,700
        Other accruals and reserves           4,813       2,257
        Deferred investment tax credits
          benefits other than pensions         (402)       (523)
                                          ---------   ---------
                                          $  37,650   $  29,254
                                          =========   =========


Note 8--Other Current Liabilities

        Other current liabilities at December 31, 1993 and 1992, consist of the following:

                                             1993        1992
                                          ---------   ---------
        Compensation, payroll taxes and
          related withholdings            $  14,110   $  10,626
        Sales, service and
          advertising costs                  22,915      23,157
        Other                                23,454      19,492
                                          ---------   ---------
                                          $  60,479   $  53,275
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

Contract commitments
      The Company has several long-term customer sales agreements which require payments and credits for each of the years in the five-year period ended December 31, 1998, of $3,959, $1,347, $707, $443 and $242, respectively.
After December 31, 1998, these commitments aggregate $100. All of these amounts have been recorded as other current liabilities or other liabilities in the accompanying balance sheet as of December 31, 1993. Subsequent to December 31, 1993, the Company entered into additional long-term customer sales agreements which require total payments and credits of $45,301 of which $25,836 and $3,838 will be paid in 1994 and 1995, respectively.

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



                                       ARTHUR ANDERSEN & CO.

Cincinnati, Ohio,
July 27, 1994.

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


Item 10.  Directors and Executive Officers of the Registrant

        The Executive Officers of the Company (at August 1, 1994) are as follows:

        Name                      Age             Title
        -------------------       ---             ----------------------------
        Benjamin J. Sottile        56             Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer

        William L. Flaherty        46             Vice President, Finance and
                                                  Chief Financial Officer

        Ralph J. Olson             49             Vice President

        Nelson J. Rohrbach         53             Vice President

        Stephen M. Sweeney         57             Vice President, Human
                                                  Resources

Information about Mr. Sottile is incorporated by reference from the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders.

      WILLIAM L. FLAHERTY. Mr. Flaherty has been Vice President, Finance and Chief Financial Officer of the Company since November 1993. Prior to that time, he served as Vice President and Corporate Treasurer of FMR Corp., the parent company of Fidelity Investments Group, a mutual fund management and discount stock brokerage firm (1989 - 1992) and as Vice President and Treasurer of James River Corporation, an integrated manufacturer of pulp, paper and converted paper and plastic products (1987 - 1989).

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

PAGE

      NELSON J. ROHRBACH. Mr. Rohrbach has been a Vice President of the Company since April 21, 1994 and President and Chief Executive Officer of Cleo, Inc. since April 12, 1994. Prior to that time, he served as the President and Chief Executive Officer of The Paper Factory of Wisconsin, Inc. (1989 - 1994) , the Company's wholly-owned factory outlet chain, and continues to serve as its Chief Executive Officer. Prior to that time, he served as President of CPS/Artfaire, a manufacturer of personal expression products (1980 - 1989).

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


PAGE

PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

a)   The following documents are filed as part of this report:
        1.      Financial Statements:

                Page
                Herein   Financial Statement
                ------   -----------------------------------------------------
                12       Consolidated Statements of Income for the years ended
                         December 31, 1993, 1992 and 1991

                13       Consolidated Balance Sheets as of December 31, 1993
                         and 1992

                14 Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

                15 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991

                16       Notes to Consolidated Financial Statements

                28       Report of Independent Public Accountants

        2. Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:

                Schedules Filed:

                Page
                Herein   Schedule
                ------   -----------------------------------------------------
                32       II      Amounts Receivable from Related Parties

                33       VIII    Valuation and Qualifying Accounts

                34       IX      Short-term Borrowings

                35       X       Supplementary Income Statement Information


        All other schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto.

        3. Exhibits: See Index of Exhibits (page 36) for a listing of all exhibits filed with this annual report on Form 10-K


b)   Reports on Form 8-K:     None.


PAGE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of August 1994.

                                Gibson Greetings, Inc.

                                By      /s/ Benjamin J. Sottile
                                        -----------------------
                                        Benjamin J. Sottile
                                        President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of the 29th day of
August 1994.
             Signature                  Title
            ----------                  -----
                                        Chairman of the Board,
            /s/ Benjamin J. Sottile     President and Chief Executive Officer
            -------------------------
            Benjamin J. Sottile         (principal executive officer)

                                        Vice President, Finance
            /s/ William L. Flaherty     Chief Financial Officer
            -------------------------
            William L. Flaherty         (principal financial and
                                         accounting officer)

            /s/ Thomas M. Cooney
            -------------------------
            Thomas M. Cooney             Director

            /s/ Charles D. Lindberg
            -------------------------
            Charles D. Lindberg          Director

            /s/ Albert R. Pezzillo
            -------------------------
            Albert R. Pezzillo           Director

            /s/ Frank Stanton
            -------------------------
            Frank Stanton                Director

            /s/ Charlotte St. Martin
            -------------------------
            Charlotte St. Martin         Director

            /s/ Roger T. Staubach
            -------------------------
            Roger T. Staubach            Director

            /s/ C. Anthony Wainwright
            -------------------------
            C. Anthony Wainwright        Director
PAGE

GIBSON GREETINGS, INC.
SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
(Thousands of dollars)


Column A                    Column B      Column C             Column D                      Column E
- - -----------------------    ----------     ---------     -------------------------     -----------------------
                                                              Deductions              Balance at End of Period
                           Balance at                   -------------------------     ------------------------
                           Beginning                     Amounts        Amounts
Name of Debtor             of Period      Additions     Collected     Written Off      Current      Noncurrent
- - -----------------------    ----------     ---------     ---------     -----------     ---------     ----------
M. Sillence,
 Operations Director,
 Gibson Greetings
 International Limited:
   Twelve months
    ended 12/31/93         $     249      $      -      $     249     $        -      $      -      $       -
   Twelve months
    ended 12/31/92               322            (72) (A)       -               -            249             -
   Twelve months
    ended 12/31/91                -             322  (B)       -               -            322             -

P.M. Osman,
 Managing Director,
 Gibson Greetings
 International Limited:
   Twelve months
    ended 12/31/93                -               -             -              -             -              -
   Twelve months
    ended 12/31/92                99              45  (A)      144             -             -              -
   Twelve months
    ended 12/31/91                -               99  (C)       -              -             99             -

S. Kosmalski,
 Senior Vice President
 Sales:
   Twelve months
    ended 12/31/93                -               -             -              -             -              -
   Twelve months
    ended 12/31/92                -              120  (D)      120             -             -              -
   Twelve months
    ended 12/31/91                -               -             -              -             -              -

[FN]
- - -----------------------

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



PAGE

GIBSON GREETINGS, INC.
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)


Column A                  Column B              Column C               Column D        Column E
- - --------------------     ----------     -------------------------     ----------      ----------
                                                Additions
                                        -------------------------
                         Balance at     Charged to     Charged to                     Balance at
                          Beginnng       Costs and        Other                         End of
Description               of Period      Expenses       Accounts      Deductions        Period
- - --------------------     ----------     ----------     ----------     ----------      ----------
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


[FN]
- - --------------------

     (A) Accounts that were judged to be uncollectible and charged to the reserve, net of recoveries.

     (B) Includes actual cash discounts taken by customers and sales returns and allowances that were granted to customers, all of which were charged to the reserve.


PAGE

GIBSON GREETINGS, INC.
SCHEDULE IX - SHORT-TERM BORROWINGS
(Thousands of dollars)


Column A                    Column B              Column C                Column D         Column E
- - ----------------------     ----------     --------------------------     -----------      ----------
                                                                                           Weighted
                                                          Maximum         Average          Average
                                          Weighted         Amount          Amount          Interest
                           Balance at     Average        Outstanding     Outstanding         Rate
Category of Aggregrate       End of       Interest       During the      During the       During the
Short-Term Borrowings        Period         Rate           Period          Period           Period
- - ----------------------     ----------     ----------     -----------     -----------      ----------
Bank Debt (D):
  Twelve months
   ended 12/31/93          $   49,250        3.58 %      $    59,250     $    17,133         3.55 %
  Twelve months
   ended 12/31/92              30,100        3.58             51,000          16,129         4.21
  Twelve months
   ended 12/31/91              70,500        6.10             99,200          60,603         6.59

Commercial Paper (D):
  Twelve months
   ended 12/31/93              13,020        3.60             20,000           1,609         3.36
  Twelve months
   ended 12/31/92                  -           -              49,000           4,589         3.63
  Twelve months
   ended 12/31/91                  -           -               7,000           2,333         7.14


[FN]
- - ----------------------


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


PAGE

GIBSON GREETINGS, INC.
SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
(Thousands of dollars)


     Column A                              Column B
- - ----------------------     ----------------------------------------
                               Twelve Months Ended December 31,
                           ----------------------------------------
Item                          1993           1992           1991
- - ----------------------     ----------     ----------     ----------
Royalty expense            $    7,086     $    6,191     $    6,419




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



- - ----------------------

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

- - ----------------------

The Company will furnish to the Commission upon request its long-term debt instruments not listed above.