Form 10-Q/A
period 1994-03-31
GIBSON GREETINGS INC
filed 1994-08-30
CIK 717829

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

PAGE

Part I., Item 1, Financial Statements

                            GIBSON GREETINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts)
                                 (Unaudited)
                                          March 31,   December 31,  March 31,
                                             1994         1993         1993
                                          ---------    ---------    ---------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                    $  30,199    $   9,477    $  63,017
  Trade receivables, net                     60,457      192,163       48,900
  Inventories                               156,592      125,138      143,740
  Prepaid expenses                            5,578        4,207        4,632
  Prepaid income taxes                        3,009           -            -
  Deferred income taxes                      34,949       36,796       31,533
                                          ---------    ---------    ---------
    Total current assets                    290,784      367,781      291,822

PLANT AND EQUIPMENT, net                    117,591      116,900      114,629

NOTES RECEIVABLE, net                         1,126           -            -

OTHER ASSETS, net                            83,314       86,924       52,045
                                          ---------    ---------    ---------
                                          $ 492,815    $ 571,605    $ 458,496
                                          =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Debt due within one year                $   4,004    $  66,187    $   1,881
  Accounts payable                           18,454       18,835       16,442
  Income taxes payable                           -        13,071        4,844
  Other current liabilities                  52,709       60,479       47,143
                                          ---------    ---------    ---------
    Total current liabilities                75,167      158,572       70,310

DEFERRED INCOME TAXES                           486         (854)         176

LONG-TERM DEBT                               72,936       74,365       68,833

OTHER LIABILITIES                            46,088       21,854       15,319
                                          ---------    ---------    ---------
      Total liabilities                     194,677      253,937      154,638
                                          ---------    ---------    ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                   -            -            -
  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                       -            -            -
  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,561,530, 16,533,267 and
   16,507,419 shares issued, respectively       166          165          165
  Paid-in capital                            45,703       45,209       44,522
  Retained earnings                         257,965      277,891      264,668
  Foreign currency adjustment                   200          291          391
                                          ---------    ---------    ---------
                                            304,034      323,556      309,746
  Less treasury stock, at cost,
   481,344, 473,344 and 473,344
   shares, respectively                       5,896        5,888        5,888
                                          ---------    ---------    ---------
    Total stockholders' equity              298,138      317,668      303,858
                                          ---------    ---------    ---------
                                          $ 492,815    $ 571,605    $ 458,496
                                          =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands except per share amounts)
                                 (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          1994         1993
                                                       ---------    ---------
REVENUES                                               $  93,429    $  84,907

COSTS AND EXPENSES:

  Operating expenses:

    Cost of products sold                                 36,028       30,996

    Selling, distribution and
     administrative expenses                              57,852       49,661
                                                       ---------    ---------
      Total operating expenses                            93,880       80,657
                                                       ---------    ---------
Operating income (loss) before
 financing and derivative transaction expenses              (451)       4,250

  Financing and derivative transaction expenses:

    Interest expense, net of capitalized interest          1,974        1,656

    Interest income                                         (321)        (429)

    Loss on derivative transactions, net                  16,451           -
                                                       ---------    ---------
      Total financing and derivative
       transaction expenses, net                          18,104        1,227
                                                       ---------    ---------
Income (loss) before income taxes                        (18,555)       3,023

  Income taxes                                              (235)       1,221
                                                       ---------    ---------
Net income (loss)                                      $ (18,320)   $   1,802
                                                       =========    =========

Net income (loss) per share                            $   (1.13)   $     .11
                                                       =========    =========
Dividends per share                                    $     .10    $     .10
                                                       =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

PAGE

                            GIBSON GREETINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          1994         1993
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $ (18,320)   $   1,802
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and write-down of display fixtures        5,670        6,479
    Loss on disposal of plant and equipment                  514          418
    Loss on derivative transactions, net                  16,451           -
    Deferred income taxes                                  3,187       (2,103)
    Amortization and write-down of deferred
     costs and other intangibles                           5,249        3,703
    Change in assets and liabilities:
     Decrease in trade receivables, net                  131,706      120,705
     Increase in inventories                             (31,454)     (24,982)
     Increase in prepaid expenses                         (1,371)        (331)
     Increase in prepaid income taxes                     (3,009)          -
     Increase in notes receivable, net                    (1,126)          -
     Increase in other assets, net of amortization        (1,639)      (1,472)
     Increase (decrease) in accounts payable                (381)       1,704
     Decrease in income taxes payable                    (13,071)      (5,087)
     Decrease in other current liabilities                (7,770)      (6,132)
     Increase in other liabilities                         7,783          279
    All other, net                                            10          131
                                                       ---------    ---------
      Total adjustments                                  110,749       93,312
                                                       ---------    ---------
        Net cash provided by operating activities         92,429       95,114
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                         (7,005)      (8,820)
  Proceeds from sale of plant and equipment                   37          115
                                                       ---------    ---------
        Net cash used in investing activities             (6,968)      (8,705)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term borrowings                  (62,270)     (30,100)
  Payments on long-term debt                              (1,350)      (1,280)
  Issuance of common stock                                   495           86
  Acquisition of common stock for treasury                    (8)          -
  Dividends paid                                          (1,606)      (1,603)
                                                       ---------    ---------
        Net cash used in financing activities            (64,739)     (32,897)
                                                       ---------    ---------
NET INCREASE IN CASH AND EQUIVALENTS                      20,722       53,512

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                9,477        9,505
                                                       ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD                  $  30,199    $  63,017
                                                       =========    =========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized               $     929    $   1,221
    Income taxes                                          12,632        8,406

[FN]
See accompanying notes to condensed consolidated financial statements.

PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended March 31, 1994 and 1993
                 (Amounts in thousands except per share data)
                                  (Unaudited)
Note 1 - Basis of Presentation

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

At March 31, 1994, the Cleo inventories remained overstated by $8,806. Accordingly, the accompanying condensed consolidated financial statements at March 31, 1994 have been amended and restated to reflect the correction of such overstatement. The correction had no impact on loss before income taxes, net loss or net loss per share for the three months ended March 31, 1994. The impact of the Company's recognition of a $3,100 unrealized loss on two derivative transactions which did not qualify as hedges in its restated 1993 financial statements, together with the recognition of a $149 gain from certain derivative transactions terminated during 1994 which also did not qualify as hedges, had the effect of reducing the Company's net loss on derivative transactions, net loss, and net loss per share for the three months ended March 31, 1994 from amounts previously reported by $3,249, $3,249 and $.20, respectively.

PAGE

The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993.

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
                                          =========    =========    =========


Note 4 - Inventories

Inventories consist of the following:

                                          March 31,   December 31,  March 31,
                                             1994         1993         1993
                                          ---------    ---------    ---------
Finished goods                            $  95,227    $  74,268    $  82,570
Work-in-process                              13,845       13,147       13,637
Raw materials and supplies                   47,520       37,723       47,533
                                          ---------    ---------    ---------
                                          $ 156,592    $ 125,138    $ 143,740
                                          =========    =========    =========


Note 5 - Interest Expense

There was no capitalized interest for the three months ended March 31, 1994 and 1993.

PAGE

Note 6 - Net Income Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income per share is as follows:


                                                       1994          1993
                                                    ----------    ----------
Three months ended March 31,                            16,198        16,074
                                                    ==========    ==========

Note 7 - Derivative Transactions

The Company had two interest rate derivative transactions outstanding at March 31, 1994 which are recorded at fair market value. The Company entered into these two transactions on March 4, 1994 in replacement of two prior interest rate derivative transactions that had a negative market value, on that date, of $17,500. The two new transactions have a set minimum floor loss of $3,000 at maturity and a maximum potential loss of $27,575. The Company recorded a net loss in the accompanying condensed consolidated statements of income of $16,451 for the three months ended March 31, 1994 which is comprised of the $3,000 minimum loss to be paid upon maturity and an additional $13,600 unrealized loss to record these transactions at market value and the recognition of a $149 gain from certain derivative transactions terminated during 1994 which also did not qualify as hedges. The current market value was determined by a financial institution's valuation model based on the projected future value of the transactions at maturity.

The Company cannot realize a gain at maturity on either open transaction. Each transaction has a $25,000 notional value. On one transaction, the Company's minimum loss will be $3,000 and its maximum loss would be $17,500, depending on the six-month LIBOR rate on June 7, 1995. The Company is adversely impacted at the rate of $72.5 for each basis point that the six-month LIBOR rate on that date exceeds 3.90%, up to a maximum of 5.90%. On the other transaction, the Company's maximum loss is capped at $10,075, depending on the basis point spread for interest rate swaps (the "swap spread") on August 15, 1995 relative to the 10.75% U.S. Treasury Note maturing August 15, 2005. The Company is adversely impacted if such swap spread on that date is less than 33.5 basis points, with the amount of its loss calculated at the rate of $746.3 for each basis point, and with its exposure capped if such spread is less than 20 basis points. The Company will realize no loss on this transaction if the swap spread is at or above 33.5 basis points on August 15, 1995. As of June 30, 1994, the six-month LIBOR rate was 5.25% and the swap spread was 25.2 basis points. The Company may elect to liquidate the transactions at any time prior to maturity based on market conditions prevailing at the time.

The negative market values of these two positions at March 31, 1994 were as follows:

              Six-month LIBOR  Band -  3.9% to 5.9%    $13,450
              Swap Spread                                6,250
                                                       -------
                                                       $19,700
                                                       =======

PAGE

Based on the stated maturity dates, the accrual for the loss is shown as an Other Liability in the accompanying condensed consolidated balance sheet. As required by SFAS No. 109, the Company has recorded the tax benefit from the loss on these derivative transactions and an offsetting valuation allowance for the full amount of the estimated tax benefit due to current uncertainties surrounding the amount, timing and characteristics of the loss. These transactions are still held by the Company and, at June 30,1994, had an estimated net cost of termination of $22,995.


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

At March 31, 1994, the Cleo inventories remained overstated by approximately $8.8 million. Accordingly, the accompanying condensed consolidated financial statements at March 31, 1994 have been amended and restated to reflect the correction of such overstatement. The correction had no impact on loss before income taxes, net loss or net loss per share for the three months ended March 31, 1994. The impact of the Company's recognition of a $3.1 million unrealized loss on two derivative transactions which did not qualify as hedges in its restated 1993 financial statements, together with the recognition of a $.1 million previously deferred gain from certain derivative transactions terminated during 1994 which also did not qualify as hedges, had the effect of reducing the Company's loss on derivative transactions, net loss, and net loss per share for the three months ended March 31, 1994 by $3.2 million, $3.2 million and $.20, respectively, from amounts previously reported.


Results of Operations

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

PAGE

Operating expenses totaled $93.9 million in the first quarter of 1994 representing a 16.4% increase over the corresponding quarter in 1993. Cost of products sold, as a percent of revenues, increased due to lower domestic greeting card sales while selling, distribution and administrative expenses increased due to expenses associated with The Paper Factory as well as higher
expenses  to expand  the Company's  rapidly growing  Mexican operations.   The
Company anticipates that the change in product mix, pricing pressures and customer discounts which adversely affected gross margins from Cleo's sales of gift wrap and paper products in 1993 will continue in 1994 and that Cleo will incur a loss for 1994. In addition, the Company has recently completed an
extensive   review of Cleo's  inventory, and  anticipates that it will record, in the second quarter of 1994, obsolescence charges against the book value of certain of Cleo's inventory.

Financing and derivative transaction expenses increased over 1993 primarily due to net losses on certain interest rate derivative transactions of $16.5 million in the first quarter of 1994. The Company recorded a net loss on derivative transactions for the three months ended March 31, 1994 of $16.5 million, consisting of an unrealized market value loss of $16.6 million on two derivative transactions outstanding at March 31, 1994, which did not qualify as hedges and the recognition of a $.1 million gain. The market value of derivative transactions outstanding at March 31, 1994 was determined by a financial institution's valuation model based on the projected future value of the transactions at maturity (see below).

Pretax loss of $18.6 million in the first quarter of 1994 compared with 1993 pretax income of $3.0 million, while the net loss of $18.3 million in the first quarter of 1994 compared with 1993 net income of $1.8 million for the same period.

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

On March 4, 1994, the Company felt compelled to enter into the two outstanding interest rate derivative transactions in order to replace and to cap its exposure on two prior interest rate derivative transactions with a financial institution that had a negative market value, on that date, of $17.5 million. The two new transactions, which are recorded at fair market value, have a set minimum floor loss of $3 million at maturity and a maximum potential loss of $27.575 million. The Company recorded a net loss in the accompanying condensed consolidated statements of income of $16.5 million for the three months ended March 31, 1994 which is comprised of the $3 million minimum loss to be paid upon maturity and an additional $13.6 million unrealized loss based upon the fair market value of the transactions on that date and the recognition of a $.1 million gain from certain derivative transactions entered into and/or terminated during 1994 which also did not qualify as hedges. The current market value was determined by a financial institution's valuation model based on the projected future value of the transactions at maturity. These positions will continue to be reported at current fair market value until they mature or are closed out. These transactions are still held by the Company and, at June 30, 1994, had an estimated net cost of termination of approximately $23.0 million.

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

The full amount of the $19.7 million loss, representing the termination value at March 31, 1994, had no cash flow impact in the first quarter of 1994; cash will not be required until maturity for each of the respective positions unless they are liquidated prior thereto. The positions may be liquidated and paid out at any time prior to maturity and the Company will continue to review the desirability of liquidating them on an ongoing basis.


Liquidity and Capital Resources

Cash flows from operating activities for the first three months of 1994 provided $110.7 million in cash compared to $93.3 million for the same period in 1993. The increase from 1993 reflected a higher trade receivable balance from the previous year-end, combined with an increase of non-cash charges of $22.6 million, primarily reflecting the unrealized net loss on derivative transactions. Partially offsetting this increase was higher inventory levels combined with lower income taxes payable.

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