Form 10-Q
period 1994-06-30
GIBSON GREETINGS INC
filed 1994-08-30
CIK 717829

PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1994

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





PAGE

 Part I., Item 1, Financial Statements

                          GIBSON GREETINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                                        June 30,   December 31,     June 30,
                                          1994          1993          1993
                                       ---------     ---------     ---------
ASSETS
CURRENT ASSETS:
  Cash and equivalents                 $   5,957     $   9,477     $  15,234
  Trade receivables, net                  50,584       192,163        34,365
  Inventories                            192,427       125,138       185,527
  Prepaid expenses                         5,814         4,207         4,675
  Prepaid income taxes                     8,702            -             -
  Deferred income taxes                   36,333        36,796        29,255
                                       ---------     ---------     ---------
     Total current assets                299,817       367,781       269,056
                                       ---------     ---------     ---------
PLANT AND EQUIPMENT, net                 122,087       116,900       118,117

NOTES RECEIVABLE, net                      1,075            -             -

OTHER ASSETS, net                         85,553        86,924        79,722
                                       ---------     ---------     ---------
                                       $ 508,532     $ 571,605     $ 466,895
                                       =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Debt due within one year             $  33,102     $  66,187     $   1,887
  Accounts payable                        22,512        18,835        17,553
  Income taxes payable                        -         13,071           177
  Other current liabilities               70,682        60,479        47,244
                                       ---------     ---------     ---------
   Total current liabilities             126,296       158,572        66,861
                                       ---------     ---------     ---------
DEFERRED INCOME TAXES                        423          (854)        1,365

LONG-TERM DEBT                            63,695        74,365        76,835

OTHER LIABILITIES                         35,003        21,854        18,298
                                       ---------     ---------     ---------
   Total liabilities                     225,417       253,937       163,359
                                       ---------     ---------     ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                -             -             -

  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                    -             -             -

  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,579,530, 16,533,267 and
   16,508,469 shares issued,
   respectively                              166           165           165
  Paid-in capital                         46,019        45,209        44,615
  Retained earnings                      242,677       277,891       264,279
  Foreign currency adjustment                193           291           365
                                       ---------     ---------     ---------
                                         289,055       323,556       309,424
  Less treasury stock, at cost,
   483,701, 473,344 and 473,344
   shares, respectively                    5,940         5,888         5,888
                                       ---------     ---------     ---------
   Total stockholders' equity            283,115       317,668       303,536
                                       ---------     ---------     ---------
                                       $ 508,532     $ 571,605     $ 466,895
                                       =========     =========     =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                          GIBSON GREETINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                              Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                               1994         1993         1994         1993
                            ---------    ---------    ---------    ---------
Revenues                    $  90,648    $  83,964    $ 184,077    $ 168,871

Costs and expenses:

  Operating expenses:

    Cost of products sold      43,538       30,813       79,566       61,809

    Selling, distribution
    and administrative
    expenses                   61,237       49,256      119,089       98,917
                            ---------    ---------    ---------    ---------
    Total operating
      expenses                104,775       80,069      198,655      160,726
                            ---------    ---------    ---------    ---------
Operating income (loss)
  before financing and
  derivative transaction
  expenses                    (14,127)       3,895      (14,578)       8,145

  Financing and derivative
    transaction expenses:

     Interest expense, net of
      capitalized interest      2,055        1,761        4,029        3,417

     Interest income             (188)        (338)        (509)        (767)

     Loss on derivative
       transactions, net        3,295           -        19,746           -
                            ---------    ---------    ---------    ---------
    Total financing and
      derivative transaction
      expenses, net             5,162        1,423       23,266        2,650
                            ---------    ---------    ---------    ---------
Income (loss) before
  income taxes                (19,289)       2,472      (37,844)       5,495

 Income taxes                  (5,611)       1,257       (5,846)       2,478
                            ---------    ---------    ---------    ---------
Net income (loss)           $ (13,678)   $   1,215    $ (31,998)   $   3,017
                            =========    =========    =========    =========
Net income (loss) per share $    (.85)   $     .08    $    (1.98)  $     .19
                            =========    =========    =========    =========
Dividends per share         $     .10    $     .10    $     .20    $     .20
                            =========    =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                       1994          1993
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $  (31,998)   $    3,017
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and write-down of display fixtures      11,449        11,085
   Loss on disposal of plant and equipment               2,818         2,420
   Loss on derivative transactions, net                 19,746            -
   Deferred income taxes                                 1,740           729
   Amortization of deferred costs and other
    intangibles                                         10,546         7,543
   Change in assets and liabilities:
      Decrease in trade receivables, net               141,579       135,269
      Increase in inventories                          (67,289)      (58,546)
      Increase in prepaid expenses                      (1,607)         (182)
      Increase in prepaid income taxes                  (8,702)           -
      Increase in notes receivable, net                 (1,075)           -
      Increase in other assets, net of amortization     (9,175)       (6,793)
      Increase in accounts payable                       3,677         1,297
      Decrease in income taxes payable                 (13,071)       (9,880)
      Increase (decrease) in other current
       liabilities                                      10,203        (6,632)
      Increase (decrease) in other liabilities          (6,597)        3,258
   All other, net                                         (125)          155
                                                    ----------    ----------
           Total adjustments                            94,117        79,723
                                                    ----------    ----------
        Net cash provided by operating activities       62,119        82,740
                                                    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                       (19,467)      (16,809)
 Proceeds from sale of plant and equipment                  56            80
 Acquisition of The Paper Factory of Wisconsin, Inc.,
    net of cash acquired                                    -        (24,782)
                                                    ----------    ----------
        Net cash used in investing activities          (19,411)      (41,511)
                                                    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in short-term borrowings                 (40,320)      (39,208)
 Issuance of long-term debt                                 -          8,075
 Payments on long-term debt                             (3,451)       (1,339)
 Issuance of common stock                                  811           179
 Acquisition of common stock for treasury                  (52)           -
 Dividends paid                                         (3,216)       (3,207)
                                                    ----------    ----------
       Net cash used in
        financing activities                           (46,228)      (35,500)
                                                    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         (3,520)        5,729

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              9,477         9,505
                                                    ----------    ----------
CASH AND EQUIVALENTS AT END OF PERIOD               $    5,957    $   15,234
                                                    ==========    ==========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
   Interest, net of amounts capitalized             $    3,975    $    4,050
   Income taxes                                         14,039        11,624

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended June 30, 1994 and 1993
              (Dollars in thousands except per share amounts)
                                  (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1994, December 31, 1993 and June 30, 1993, the results of its operations for the six months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993.

On July 1, 1994, the Company announced that it had determined that the inventory of Cleo, Inc. (Cleo), a wholly-owned subsidiary at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993 consolidated net income. The Company believes such overstatement resulted from a deliberate attempt by one or more Cleo personnel to overstate income before income taxes. The overstatement of inventory and income before income taxes was $8,806 at December 31, 1993 and for the year then ended. The December 31, 1993 consolidated financial statements have been amended and restated to reflect the correction of such overstatement as well as the accrual of an unrealized market value loss of $3,100 on two derivative transactions outstanding at December 31, 1993, which did not qualify as hedges, and the recognition of a $1,982 previously deferred gain from certain derivative transactions entered into and/or terminated during 1993 which also did not qualify as hedges. The net effect of these two derivative adjustments, a loss of $1,118, was recognized in the 1993 consolidated financial statements as these adjustments became significant in light of the reduction in the Company's net income resulting from the restatement of Cleo inventory. The above changes reduced 1993 net income and net income per share from amounts previously reported by $6,013 and $.38, respectively.

At March 31, 1994, the Cleo inventories remained overstated by $8,806. Accordingly, the March 31, 1994 condensed consolidated financial statements were amended and restated to reflect the correction of such overstatement. The correction had no impact on loss before income taxes, net loss or net loss per share for the three months ended March 31, 1994. The impact of the Company's recognition of a $3,100 unrealized loss on the two derivative transactions which did not qualify as hedges in its restated 1993 financial statements, together with the recognition of a $149 gain from certain derivative transactions terminated during 1994 which also did not qualify as hedges, had the effect of reducing the Company's net loss on derivative transactions, net loss, and net loss per share for the three months ended
March 31, 1994 by $3,249, $3,249 and $.20, respectively, from amounts previously reported.

The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993.

PAGE

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


Note 3 - Trade Receivables

Trade receivables consist of the following:

                                           June 30,  December 31,    June 30,
                                             1994         1993         1993
                                          ---------    ---------    ---------
Trade receivables                         $  88,060    $ 245,682    $  74,737

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                      37,476       53,519       40,372
                                          ---------    ---------    ---------
                                          $  50,584    $ 192,163    $  34,365
                                          =========    =========    =========


Note 4 - Inventories

Inventories consist of the following:
                                           June 30,  December 31,    June 30,
                                             1994         1993         1993
                                          ---------    ---------    ---------
Finished goods                            $ 125,076    $  74,268    $ 120,971
Work-in-process                              19,907       13,147       15,202
Raw materials and supplies                   47,444       37,723       49,354
                                          ---------    ---------    ---------
                                          $ 192,427    $ 125,138    $ 185,527
                                          =========    =========    =========

Note 5 - Interest Expense

There was no capitalized interest for the three-months and six-month periods ended June 30, 1994 and 1993.

PAGE

Note 6 - Net Income Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income per share is as follows:

                                                       1994          1993
                                                    ----------    ----------
Three months ended June 30,                             16,111        16,708
                                                    ==========    ==========

Six months ended June 30,                               16,154        16,076
                                                    ==========    ==========

Note 7 - Derivative Transactions

The Company has two interest rate derivative transactions outstanding at June 30, 1994 which are recorded at fair market value and will result in a minimum loss of $3,000 and a maximum potential loss of $27,575. The transactions mature in June and August 1995 and may be liquidated at any time prior to maturity. These positions will continue to be reported at current fair market value until they mature or are closed out, and fluctuations in such value will affect earnings in future periods. The Company recorded a net loss in the accompanying condensed consolidated statements of income of $19,746 for the six months ended June 30, 1994 which is comprised of the $3,000 minimum loss to be paid upon maturity, an additional $16,895 unrealized loss to record these transactions at market value and the recognition of a $149 gain from certain derivative transactions terminated during 1994 which also did not qualify as hedges. The unrealized loss to record these transactions at market value for the three months ended June 30, 1994 is $3,295. The current market value was determined by a financial institution's valuation model based on the projected future value of the transactions at maturity.

The Company cannot realize a gain at maturity on either open transaction. Each transaction has a $25,000 notional value. On one transaction, the Company's minimum loss will be $3,000 and its maximum loss would be $17,500 depending on the six-month LIBOR rate on June 7, 1995. The Company is adversely impacted at the rate of $72.5 for each basis point that the six-month LIBOR rate on that date exceeds 3.90%, up to a maximum of 5.90%. On the other transaction, the Company's maximum loss is capped at $10,075, depending on the basis point spread for interest rate swaps (the "swap spread") on August 15, 1995 relative to the 10.75% U.S. Treasury Note maturing August 15, 2005. The Company is adversely impacted if such swap spread on that date is less than 33.5 basis points, with the amount of its loss calculated at the rate of $746.3 for each basis point, and with its exposure capped if such spread is less than 20 basis points. The Company will realize no loss on this transaction if the swap spread is at or above 33.5 basis points on August 15, 1995. As of June 30, 1994, the six-month LIBOR rate was 5.25% and the swap spread was 25.2 basis points. The Company may elect to liquidate the transactions at any time prior to maturity based on market conditions prevailing at the time.

The negative market values of these two positions at June 30, 1994 are as follows:

              Six-month LIBOR  Band -  3.9% to 5.9%    $15,035
              Swap Spread                                7,960
                                                       -------
                                                       $22,995
                                                       =======
PAGE

Based on the stated maturity dates, the $15,035 accrual for the loss is shown as an Other Current Liability while the $7,960 accrual is shown as an Other Liability in the accompanying condensed consolidated balance sheet. As required by SFAS No. 109, the Company has recorded the tax benefit from the loss on these derivative transactions and an offsetting valuation allowance for the full amount of the estimated tax benefit due to current uncertainties surrounding the amount, timing and characteristics of the loss.

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

PAGE

Part I., Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition


Introduction

On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993 consolidated net income. The Company believes such overstatement resulted from a deliberate attempt by one or more Cleo personnel to overstate income before income taxes. The overstatement of inventory and operating income was approximately $8.8 million at December 31, 1993 and for the year then ended. The December 31, 1993 financial statements have been amended and restated to reflect the correction of such overstatement as well as the accrual of an unrealized market value loss of $3.1 million on two derivative transactions outstanding at December 31, 1993, which did not qualify as hedges, partially offset by the recognition of a $2.0 million previously deferred gain from certain derivative transactions entered into and/or terminated during 1993 which also did not qualify as hedges. The net effect of these two derivative adjustments, a loss of $1.1 million, has been recognized in the 1993 consolidated financial statements as these adjustments became significant in light of the reduction in the Company's net income resulting from the restatement of Cleo inventory. In total, the above changes reduced net income and net income per share for the year ended December 31, 1993 from amounts previously reported by $6.0 million and $.38, respectively.

At March 31, 1994, the Cleo inventories remained overstated by approximately $8.8 million. Accordingly, the March 31, 1994 condensed consolidated financial statements were amended and restated to reflect the correction of such overstatement. The correction had no impact on loss before income taxes, net loss or net loss per share for the three months ended March 31, 1994. The impact of the Company's recognition of a $3.1 million unrealized loss on two derivative transactions which did not qualify as hedges in its restated 1993 financial statements, together with the recognition of a $.1 million previously deferred gain from certain derivative transactions terminated during 1994 which also did not qualify as hedges, had the effect of reducing the Company's loss on derivative transactions, net loss, and net loss per share for the three months ended March 31, 1994 by $3.2 million, $3.2 million and $.20, respectively, from amounts previously reported.



Results of Operations

Revenues in the second quarter increased 8.0% to $90.6 million from the previous year. This was principally due to sales by The Paper Factory of Wisconsin, Inc. (The Paper Factory) which was acquired June 1, 1993. Increases in domestic and international sales of greeting cards were offset by higher sales allowances reflecting competitive pressure. Returns and allowances were 17.5% of sales for the three months ended June 30, 1994 compared to 16.4% for the same period in 1993. For the six months ended June 30, 1994, revenues increased 9.0% to $184.1 million from 1993 reflecting The Paper Factory's sales. Returns and allowances were 19.5% of sales for the six months ended June 30, 1994 compared to 20.5% for the same period in 1993.

PAGE

Operating expenses totaled $104.8 million in the second quarter of 1994 representing a 30.9% increase over the corresponding quarter in 1993. Cost of products sold, as a percent of revenues, were 48.0% versus 36.7% for the second quarter of 1993. The increase was primarily due to the impact of the acquisition of The Paper Factory combined with an increase at Cleo. The Paper Factory is a highly seasonal business which traditionally posts most of its revenues and profits in the third and fourth quarters. The change in product mix, pricing pressures and customer discounts which had adversely affected gross margins from Cleo's sales of gift wrap and paper products in 1993, as discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993, continued in 1994 and the Company expects Cleo to incur a loss for the full twelve months ended December 31, 1994. The second quarter 1994 results reflect an obsolescence charge resulting from an extensive review of Cleo's inventory as well as additional charges for sales returns and allowances for customer discounts at Cleo. Selling, distribution and administrative expenses, as a percent of revenues, increased to 67.6% from 58.7% primarily due to the impact of the acquisition of The Paper Factory combined with increased expenditures for programs implemented by the Company to improve customer service and to increase sales and marketing efforts primarily with respect to the Company's greeting card division.

Operating expenses totaled $198.7 million for the six months ended June 30, 1994 representing a 23.6% increase over 1993. Cost of products sold, as a percent of revenues, were 43.2% versus 36.6% in 1993 reflecting the full impact of The Paper Factory in 1994 and the obsolescence charges at Cleo and the change in product mix, pricing pressures and customer discounts at Cleo which are expected to continue throughout 1994. Selling, distribution and administrative expenses, as a percent of revenues, increased to 64.7% from 58.6% primarily due to the acquisition of The Paper Factory combined with costs associated with programs to improve customer service and to increase selling and marketing efforts primarily with respect to the Company's greeting card division.

For the three months ended June 30, 1994, the Company recorded an unrealized market value loss of $3.3 million on two derivative transactions outstanding at June 30, 1994, which do not qualify as hedges. For the six months ended June 30, 1994, the Company recorded a net loss on derivative transactions of $19.7 million consisting of an unrealized market value loss of $19.8 million and the recognition of a $.1 million gain, all from derivative transactions which do not qualify as hedges. The market value of derivative transactions outstanding at June 30, 1994 was determined by a financial institution model based on the projected future value of the transactions at maturity.

Second quarter pretax loss of $19.3 million compared with pretax income for 1993 of $2.5 million. Pretax loss for the six months ended June 30, 1994 was $37.8 million compared with 1993 pretax income of $5.5 million.

Effective tax rates for the three months and six months ended June 30, 1994 were 29.1% and 15.4%, respectively compared with 50.8% and 45.1% for the same periods in 1993. The effective rates at which the 1994 loss was benefitted differs from the statutory rates due principally to allowances provided against tax benefits related to the derivative transactions as realization of such tax benefits in the carryforward period is not assured. The tax rates for the 1993 period exceeded the statutory rates in part due to the goodwill associated with The Paper Factory acquisition.

Net loss for the second quarter of 1994 was $13.7 million compared with 1993 net income of $1.2 million. For the six months ended June 30, 1994, net loss was $32.0 million compared with 1993 net income of $3.0 million.

PAGE

Financing and derivative transaction expenses The Company has two interest rate derivative transactions outstanding at June 30, 1994, which are recorded at fair market value. These two transactions have caps on the Company's total exposure and replace previous uncapped positions that were entered into subsequent to December 31, 1993. Except for the two positions described below and two relatively minor ($3 million notional value) interest rate swaps on industrial revenue bonds, the Company has discontinued trading in any swap/derivative positions.

On March 4, 1994, the Company felt compelled to enter into the two outstanding interest rate derivative transactions in order to replace and to cap its exposure on two prior interest rate derivative transactions that had a negative market value, on that date, of $17.5 million. The two new transactions, which are recorded at fair market value, have a set minimum floor loss of $3 million at maturity and a maximum potential loss of $27.575 million. The Company recorded a net loss in the accompanying condensed consolidated statements of income of $19.7 million for the six months ended June 30, 1994 which is comprised of the $3 million minimum loss to be paid upon maturity and an additional $16.8 million unrealized loss based upon the fair market value of the transactions on that date and the recognition of $.1 million in proceeds from derivative transactions deemed not to qualify as hedges. The current market value was determined by a financial institution's valuation model based on the projected future value of the transactions at maturity. These positions will continue to be reported at current fair market value until they mature or are closed out.

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

If held to maturity, and if market conditions at maturity are the same as existed on June 30, 1994, the transactions would result in a total realized loss of approximately $19.0 million. The additional $4.0 million unrealized loss that is being recognized currently results from future adverse movements projected by the financial institution's valuation model. If those projected adverse movements do not occur, or if favorable movements occur, gains in an amount determined by then current market conditions would be recognized in future periods to reverse the prior recognition of unrealized losses, up to a net loss of $3 million in the best case at maturity of the transactions. Similarly, if there are further future adverse movements, the Company could be required to recognize up to an additional $4.575 million of loss.

The full amount of the $23.0 million loss, representing the termination value at June 30, 1994, had no cash flow impact in the first six months of 1994; cash will not be required until maturity for each of the respective positions unless they are liquidated prior thereto. The positions may be liquidated and paid out at any time prior to maturity and the Company will continue to review the desirability of liquidating them on an ongoing basis.

PAGE

Liquidity and Capital Resources

Cash flows from operating activities for the first six months of 1994 provided $62.1 million in cash compared to $82.7 million for the same period in 1993. The decline from 1993 reflected the net loss, excluding the non-cash charge related to the loss on derivative transactions, partially offset by increased collection of trade receivables from the previous year-end.

Cash used in investing activities for plant and equipment purchases in 1994 was $19.5 million compared to $16.8 million in 1993. The increase in capital expenditures was largely due to an increase in fixture purchases.

Cash used in financing activities in the first half of 1994 was $46.2 million compared to $35.5 million in 1993. Prior year included the issuance of $8.1 million of long-term debt issued to the former shareholders of The Paper Factory.

Debt due within one year at June 30, 1994 was $33.1 million versus $1.9 million at June 30, 1993 reflecting increased cash requirements by certain domestic operations.

Other current liabilities increased $23.4 million from the same period in 1993 primarily due to the current portion of the loss on derivative transactions of $15.0 million and the timing of other payments. Other liabilities increased $16.7 million from the same period in 1993 reflecting the $8.0 million noncurrent portion of the loss on derivative transactions as well as an increase in the noncurrent portion of amounts due on sales agreements. The latter increase reflected new sales agreements and renewed agreements in 1994.

In connection with certain of the Company's debt agreements, the Company is required to submit to its lenders, interim condensed consolidated financial statements within 45 days after the end of the quarter. Since the Company was seeking a more complete valuation of its derivative transactions prior to its restatement of prior period results, the Company was unable to provide those statements for the period ended June 30, 1994 to its lenders by August 15, 1994. It is management's intent to file those statements with the lenders within thirty days of the original deadline which is permissible under the debt agreements. Additionally, these agreements contain covenants related to material adverse changes and material litigation. Management believes that the Company is not in violation of these covenants

Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies (See
Part II, Item 1).

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held April 21, 1994 for the following purposes:

To elect two directors;

The results of the matters voted on are as follows:

                                            Against
                                              or                      Broker
                                  For      Withheld   Abstentions    Non-Votes
                              ----------   --------   -----------    ---------
Election of Directors:
   Frank Stanton              13,664,125     80,429            -            -
   Roger T. Staubach          13,656,757     87,797            -            -


Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits                          None

b)  Reports on Form 8-K
                                      The Company filed a Form 8-K with the
                                      Securities and Exchange Commission on
                                      April 19, 1994 attaching the Company's
                                      press  release  dated April  19, 1994.
                                      No financial statements were required
                                      to be filed in connection with the
                                      report.

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