Form 10-Q
period 1994-09-30
GIBSON GREETINGS INC
filed 1994-11-14
CIK 717829

PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1994

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,095,829 shares of common stock, par value $.01, outstanding at November 7, 1994.

 Part I., Item 1, Financial Statements

                          GIBSON GREETINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                                     September 30, December 31,   September 30,
                                          1994          1993          1993
                                       ---------     ---------     ---------
ASSETS
CURRENT ASSETS:
  Cash and equivalents                 $     899     $   9,477     $     540
  Trade receivables, net                 126,285       192,163       101,038
  Inventories                            197,742       125,138       190,564
  Prepaid expenses                         5,580         4,207         5,213
  Prepaid income taxes                     7,422            -             -
  Deferred income taxes                   37,582        36,796        33,813
                                       ---------     ---------     ---------
     Total current assets                375,510       367,781       331,168
                                       ---------     ---------     ---------
PLANT AND EQUIPMENT, net                 124,083       116,900       117,850

NOTES RECEIVABLE, net                        875            -             -

OTHER ASSETS, net                        115,708        86,924        79,552
                                       ---------     ---------     ---------
                                       $ 616,176     $ 571,605     $ 528,570
                                       =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Debt due within one year             $  96,608     $  66,187     $  41,962
  Accounts payable                        34,085        18,835        26,333
  Income taxes payable                        -         13,071         3,941
  Other current liabilities              100,731        60,479        55,289
                                       ---------     ---------     ---------
   Total current liabilities             231,424       158,572       127,525
                                       ---------     ---------     ---------
DEFERRED INCOME TAXES                       (629)         (854)          618

LONG-TERM DEBT                            63,315        74,365        74,441

OTHER LIABILITIES                         40,178        21,854        21,336
                                       ---------     ---------     ---------
   Total liabilities                     334,288       253,937       223,920
                                       ---------     ---------     ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                -             -             -

  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                    -             -             -

  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,579,530, 16,533,267 and
   16,530,067 shares issued,
   respectively                              166           165           165
  Paid-in capital                         46,057        45,209        45,089
  Retained earnings                      241,427       277,891       264,917
  Foreign currency adjustment                178           291           367
                                       ---------     ---------     ---------
                                         287,828       323,556       310,538
  Less treasury stock, at cost,
   483,701, 473,344 and 473,344
   shares, respectively                    5,940         5,888         5,888
                                       ---------     ---------     ---------
   Total stockholders' equity            281,888       317,668       304,650
                                       ---------     ---------     ---------
                                       $ 616,176     $ 571,605     $ 528,570
                                       =========     =========     =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                          GIBSON GREETINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                              Three Months Ended        Nine Months Ended
                                 September 30,             September 30,
                               1994         1993         1994         1993
                            ---------    ---------    ---------    ---------
Revenues                    $ 153,026    $ 142,296    $ 337,103    $ 311,167

Costs and expenses:

  Cost of products sold        86,480       77,519      166,046      139,328

  Selling, distribution and
   administrative expenses     66,699       58,012      185,788      156,929
                            ---------    ---------    ---------    ---------
    Total operating
      expenses                153,179      135,531      351,834      296,257
                            ---------    ---------    ---------    ---------
Operating income (loss)
  before financing and
  derivative transaction
  expenses                       (153)       6,765      (14,731)      14,910

Financing and derivative
  transaction expenses:

   Interest expense             2,656        1,945        6,685        5,362

   Interest income               (142)        (127)        (651)        (894)

   (Gain) loss on derivative
     transactions, net         (2,277)       1,879       17,469        1,879
                            ---------    ---------    ---------    ---------
    Total financing and
      derivative transaction
      expenses, net               237        3,697       23,503        6,347
                            ---------    ---------    ---------    ---------
Income (loss) before
  income taxes                   (390)       3,068      (38,234)       8,563

 Income taxes                    (749)         826       (6,595)       3,304
                            ---------    ---------    ---------    ---------
Net income (loss)           $     359    $   2,242    $ (31,639)   $   5,259
                            =========    =========    =========    =========

Net income (loss) per share $     .02    $     .14    $   (1.96)   $     .33
                            =========    =========    =========    =========
Dividends per share         $     .10    $     .10    $     .30    $     .30
                            =========    =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                       1994          1993
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $  (31,639)   $    5,259
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and write-down of display fixtures      17,505        18,022
   Loss on disposal of plant and equipment               4,703         3,556
   Loss on derivative transactions, net                 17,469         1,879
   Deferred income taxes                                  (561)       (4,576)
   Amortization of deferred costs and other
    intangibles                                         15,901        15,617
   Change in assets and liabilities:
      Decrease in trade receivables, net                65,878        68,596
      Increase in inventories                          (72,604)      (63,583)
      Increase in prepaid expenses                      (1,373)         (720)
      Increase in prepaid income taxes                  (7,422)           -
      Increase in notes receivable, net                   (875)           -
      Increase in other assets, net of amortization    (44,685)      (15,730)
      Increase in accounts payable                      15,250        10,077
      Decrease in income taxes payable                 (13,071)       (6,116)
      Increase in other current  liabilities            22,783         1,413
      Increase (decrease) in other liabilities          18,324        (3,658)
   All other, net                                         (226)          174
                                                    ----------    ----------
           Total adjustments                            36,996        24,951
                                                    ----------    ----------
        Net cash provided by operating activities        5,357        30,210
                                                    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                       (29,419)      (24,673)
 Proceeds from sale of plant and equipment                 165           121
 Acquisition of The Paper Factory of Wisconsin, Inc.,
    net of cash acquired                                    -        (24,782)
                                                    ----------    ----------
        Net cash used in investing activities          (29,254)      (49,334)
                                                    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings                  23,180         7,950
 Issuance of long-term debt                                 -          8,075
 Payments on long-term debt                             (3,833)       (1,708)
 Issuance of common stock                                  849           653
 Acquisition of common stock for treasury                  (52)           -
 Dividends paid                                         (4,825)       (4,811)
                                                    ----------    ----------

       Net cash provided by financing activities        15,319        10,159
                                                    ----------    ----------
NET DECREASE IN CASH AND EQUIVALENTS                    (8,578)       (8,965)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              9,477         9,505
                                                    ----------    ----------
CASH AND EQUIVALENTS AT END OF PERIOD               $      899    $      540
                                                    ==========    ==========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
   Interest                                         $    5,202    $    5,048
   Income taxes                                         14,237        14,014

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Three and Nine Months Ended September 30, 1994 and 1993
                 (Amounts in thousands except per share data)
                                  (Unaudited)

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1994, December 31, 1993 and September 30, 1993, the results of its operations for the three and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993.

On July 1, 1994, the Company announced that it had determined that the inventory of Cleo, Inc. (Cleo), a wholly-owned subsidiary, at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993 consolidated net income. The Company believes such overstatement resulted from a deliberate attempt by one or more Cleo personnel to overstate income before income taxes. The overstatement of inventory and income before income taxes was $8,806 at December 31, 1993 and for the year then ended. The December 31, 1993 consolidated financial statements were amended and restated to reflect the correction of such overstatement as well as the accrual of an unrealized market value loss of $3,100 on two derivative transactions outstanding at December 31, 1993, which did not qualify as hedges, and the recognition of a $1,982 previously deferred gain from certain derivative transactions entered into and/or terminated during 1993 which also did not qualify as hedges. The net effect of these two derivative adjustments, a loss of $1,118, was recognized in the 1993 consolidated financial statements as these adjustments became significant in light of the reduction in the Company's net income resulting from the restatement of Cleo inventory. The above changes reduced 1993 net income and net income per share from amounts previously reported by $6,013 and $.38, respectively.

The Company determined that $1,400 of the $8,806 inventory and income before income taxes overstatement related to the third quarter of 1993. Accordingly, the September 30, 1993 condensed consolidated financial statements were amended and restated to reflect the correction of such overstatement. Additionally, the Company accrued an unrealized market value loss of $2,990 on two derivative transactions outstanding at September 30, 1993 which did not qualify as hedges and recognized a $1,111 previously deferred gain from certain derivative transactions entered into and/or terminated during the first nine months of 1993 which also did not qualify as hedges. The net effect of these two derivative adjustments, a loss of $1,879, was recognized in the restated September 30, 1993 condensed consolidated financial statements as these adjustments became significant in light of the reduction in the PAGE

Company's net income resulting from the restatement of Cleo inventory. The above changes reduced net income and net income per share for the three and nine months then ended from amounts previously reported by $1,903 and $.12, respectively.

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

Interest rate swap and derivative transactions that do not qualify as hedges are recorded at their fair market value, which is the estimated amount that the Company would receive or pay to terminate the transactions at the reporting date as determined by a financial institution based on the projected value of the transactions at maturity.

The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income, stock sales and certain restricted investments. At September 30, 1994, the amount of unrestricted retained earnings available for dividends was $38,305.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1994 presentation.


Note 2 - Seasonal Nature of Business

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.


Note 3 - Trade Receivables

Trade receivables consist of the following:

                                        September 30, December 31, September 30,
                                             1994         1993         1993
                                          ---------    ---------    ---------
Trade receivables                         $ 162,440    $ 245,682    $ 139,280

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                      36,155       53,519       38,242
                                          ---------    ---------    ---------
                                          $ 126,285    $ 192,163    $ 101,038
                                          =========    =========    =========
PAGE

Note 4 - Inventories

Inventories consist of the following:
                                        September 30, December 31, September 30,
                                             1994         1993         1993
                                          ---------    ---------    ---------
Finished goods                            $ 142,732    $  74,268    $ 137,762
Work-in-process                              14,889       13,147       15,829
Raw materials and supplies                   40,121       37,723       36,973
                                          ---------    ---------    ---------
                                          $ 197,742    $ 125,138    $ 190,564
                                          =========    =========    =========

Note 5 - Interest Expense

There was no capitalized interest for the three-month and nine-month periods ended September 30, 1994 and 1993.


Note 6 - Net Income (Loss) Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income (loss) per share is as follows:

                                                       1994          1993
                                                    ----------    ----------
Three months ended September 30,                        16,107        16,121
                                                    ==========    ==========

Nine months ended September 30,                         16,138        16,091
                                                    ==========    ==========
PAGE

Note 7 - Derivative Transactions

The Company periodically has entered into interest rate swap or derivative transactions with the intent to manage the interest rate sensitivity of portions of its debt. On March 4, 1994, the Company felt compelled to enter into two interest rate derivative transactions to cap its exposure on two prior interest rate derivative transactions that had a negative market value, on that date, of $17,500. These two new transactions have caps on the Company's total exposure and replace the previous uncapped positions that were entered into subsequent to December 31, 1993 in an attempt to limit the Company's exposure against rising short-term interest rates.

As discussed in Note 8 below, the Company has filed suit against Bankers Trust Company and its affiliate BT Securities alleging that in connection with the sale of these and earlier derivatives to the Company they had breached fiduciary duties, made fraudulent representations, and failed to make adequate disclosures, in violation of common law and statutory obligations to the Company. The Company's suit seeks damages of approximately $23,000, plus $50,000 punitive damages, and asks that the Court declare the Company's two existing derivative transactions with Bankers Trust to be unenforceable. The following information about the Company's derivative transactions is provided, for disclosure purposes, and is subject, in its entirety, to the Company's litigation position against Bankers Trust Company and its affiliate. The actual effects upon the Company of these derivative transactions will depend upon the outcome of this litigation.

At September 30, 1994 the two interest rate derivative transactions entered into on March 4, 1994 are outstanding and are recorded at fair market value. These new transactions will result in a minimum loss of $3,000 and a maximum potential loss of $27,575. These positions mature in June and August 1995 and may be liquidated at any time prior to maturity. They will continue to be reported at current fair market value until they mature or are closed out, and fluctuations in such value will affect earnings in future periods. Except for these two positions and two relatively minor ($3,000 notional value) interest rate swaps on industrial revenue bonds, the Company has discontinued entering into transactions of this nature. The Company recorded a net loss in the accompanying condensed consolidated statements of income of $17,469 for the nine months ended September 30, 1994 which is comprised of the $3,000 minimum loss to be paid upon maturity, an additional $14,618 unrealized loss to record these transactions at market value and the recognition of a $149 gain from certain derivative transactions terminated during 1994 which also did not qualify as hedges. The reduction in loss to record these transactions at market value for the three months ended September 30, 1994 is $2,277. The current market value was determined by a financial institution based on the projected future value of the transactions at maturity.

PAGE

The Company cannot realize a gain at maturity on either open transaction. Each transaction has a $25,000 notional value. On one transaction, the Company's minimum loss will be $3,000; its maximum loss will be $17,500, depending on the six-month LIBOR rate on June 7, 1995. The Company is adversely impacted at the rate of $72.5 for each basis point that the six-month LIBOR rate on that date exceeds 3.90%, up to a maximum of 5.90%. On the other transaction, the Company's maximum loss is capped at $10,075, depending on the basis point spread for interest rate swaps (the "swap spread") on August 15, 1995 relative to the 10.75% U.S. Treasury Note maturing August 15, 2005. The Company is adversely impacted if such swap spread on that date is less than 33.5 basis points, with the amount of its loss calculated at the rate of $746.3 for each basis point, and with its exposure capped if such spread is less than 20 basis points. The Company will realize no loss on this transaction if the swap spread is at or above 33.5 basis points on August 15, 1995. As of September 30, 1994, the six-month LIBOR rate was 5.75% and the swap spread was 27.4 basis points. The Company may elect to liquidate the transactions at any time prior to maturity based on market conditions prevailing at the time.

The negative market values of these two positions at September 30, 1994 were as follows:
              Six-month LIBOR  Band -  3.9% to 5.9%    $16,188
              Swap Spread                                4,530
                                                       -------
                                                       $20,718
                                                       =======

Based on the stated maturity dates, the $20,718 accrual for the loss is shown as an Other Current Liability in the accompanying condensed consolidated balance sheet. As required by SFAS No. 109, the Company has recorded the tax benefit from the loss on these derivative transactions and an offsetting valuation allowance for the full amount of the estimated tax benefit due to current uncertainties surrounding the amount, timing and characteristics of the loss.

At September 30, 1993, the Company had two interest rate derivative transactions outstanding, different than those discussed above, that did not qualify as hedges. The first attempted to limit the Company's exposure against rising short-term rates on a notional amount of $60,000 through 1995. The second position provided the Company with a maximum 1.0% annuity on $30,000 through August 1994 predicated on short-term rates remaining in a specified range. The estimated current market value of these two derivative transactions, as determined by a financial institution based on a projected future value of the transactions at maturity, was a loss of $2,990 at September 30, 1993 and was accrued in the restated condensed consolidated financial statements at September 30, 1993 and for the three and nine months then ended. The Company received proceeds of approximately $1,111 relating to certain derivative transactions, which also did not qualify as hedges and which were either entered into or terminated during 1993. Such proceeds have been reflected in the restated condensed consolidated statement of income for the three and nine months ended September 30, 1993 as a component of "(Gain) loss on derivative transactions, net."

PAGE

Note 8 - Legal Matters

In 1990, a complaint was issued against the Company alleging certain unfair labor practices in connection with a strike at one of its facilities. On December 18, 1991, an Administrative Law Judge of the National Labor Relations Board ("NLRB") issued a recommended order, which included reinstatement and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. An appeal was filed in the United States Court of Appeals for the District of Columbia Circuit. The Company believes it has substantial defenses to the charges, and these defenses were presented in briefs and in appellate oral argument which was heard on September 14, 1994. A decision is expected later in 1994 or early in 1995.

On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993 consolidated net income. See Note 1.

On July 1, 1994, immediately following the announcement of the inventory misstatement at Cleo, five purported class actions were commenced by certain stockholders against the Company and its Chairman, President and Chief
Executive Officer in the United States District Court for the Southern District of Ohio. These suits have been consolidated and a Consolidated Amended Class Action Complaint against the Company, its Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed on October 7, 1994. This Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to vigorously defend the suit and has filed an Answer denying any wrongdoing and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. The plaintiffs' motion for class certification is to be heard on November 18, 1994.

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

On September 12, 1994 the Company filed suit against Bankers Trust Company and its affiliate BT Securities in the United States District Court for the Southern District of Ohio alleging that in connection with the sale of derivatives to the Company they had breached fiduciary duties, made fraudulent misrepresentations, and failed to make adequate disclosures, in violation of common law and statutory obligations to the Company. The suit seeks damages of approximately $23,000 plus $50,000 punitive damages and asks that the court declare the Company's existing derivative transactions with Bankers Trust to be unenforceable. Bankers Trust has filed an Answer denying the allegations and a counterclaim seeking enforcement of the existing derivative transactions.

PAGE

On October 21, 1994, an individual, alleging herself to be a shareholder of the Company, filed a purported derivative action in the United States District Court for the Southern District of Ohio against each of the Company's current directors, a former director, the Company's Chief Financial Officer, the Company's former Chief Financial Officer, former Treasurer and another former employee of the Company. The Complaint alleges that the individual defendants breached certain fiduciary duties to the Company in connection with certain derivative transactions with Bankers Trust and in connection with the misstatement of earnings. The Company is also named in the action as a "nominal defendant." Although the action is ostensibly brought on behalf of the Company, the plaintiff made no request that the Board of Directors consider her claims before filing suit, as the Company believes she is required to do. The defendants' responses to the plaintiff's complaint is not yet due.

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

PAGE

Part I., Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition

Introduction

On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an approximate 20% overstatement of the Company's previously reported 1993 consolidated net income. The Company believes such overstatement resulted from a deliberate attempt by one or more Cleo personnel to overstate income before income taxes. As a result of this overstatement, it was necessary for the Company to amend and restate its December 31, 1993 consolidated financial statements and its September 30, 1993 and March 31, 1994 condensed consolidated financial statements. The adjustments made are described above in Note 1 to the Condensed Consolidated Financial Statements included in this quarterly report and should be reviewed in conjunction with the discussions of "Results of Operations" and "Liquidity and Capital Resources" presented below.

Results of Operations

Revenues in the third quarter increased 7.5% to $153.0 million from the previous year. This increase largely reflected increases in domestic and international sales of greeting cards as well as increased sales by The Paper Factory of Wisconsin, Inc. (The Paper Factory), partially offset by lower sales of Cleo products combined with higher sales allowances reflecting competitive pressure. Returns and allowances were 14.8% of sales for the three months ended September 30, 1994 compared to 9.9% for the same period in 1993. For the nine months ended September 30, 1994, revenues increased 8.3% to $337.1 million from 1993 reflecting the higher sales of greeting cards and sales by The Paper Factory. Returns and allowances were 17.4% of sales for the nine months ended September 30, 1994 compared to 16.0% for the same period in 1993.

Operating expenses totaled $153.2 million in the third quarter of 1994 versus $135.5 million in the corresponding quarter in 1993. Cost of products sold, as a percent of revenues, were 56.5% versus 54.5% for the third quarter of 1993. The increase was primarily due to increases at Cleo and competitive pricing pressure and increases in sales allowances at the Company's greeting card division. In addition, the change in product mix, pricing pressures and customer discounts which had adversely affected gross margins from Cleo's sales of gift wrap and paper products in 1993, as discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993, continued in 1994 and the Company expects Cleo to incur a loss for the full twelve months ended December 31, 1994. Selling, distribution and administrative expenses, as a percent of revenues, increased to 43.6% from 40.8% primarily due to increased expenditures for programs implemented by the Company to improve customer service and to increase sales and marketing efforts primarily with respect to the Company's greeting card division.

Operating expenses totaled $351.8 million for the nine months ended September 30, 1994 representing an 18.8% increase over 1993. Cost of products sold, as a percent of revenues, were 49.3% versus 44.8% in 1993 reflecting the full impact of The Paper Factory in 1994, obsolescence charges at Cleo and the change in product mix, pricing pressures and customer discounts at Cleo which are expected to continue throughout 1994. Selling, distribution and administrative expenses, as a percent of revenues, increased to 55.1% from 50.4% primarily due to the acquisition of The Paper Factory combined with costs associated with programs to improve customer service and to increase selling and marketing efforts primarily with respect to the Company's greeting card division.
PAGE

For the three months ended September 30, 1994, the Company recorded a reduction in the loss of $2.3 million on two derivative transactions outstanding at September 30, 1994, which do not qualify as hedges. For the nine months ended September 30, 1994, the Company recorded a net loss on derivative transactions which do not qualify as hedges of $17.5 million consisting of a $3 million minimum loss to be paid upon maturity, an additional $14.6 million unrealized loss based on the fair market value of the transactions on that date and the recognition of a $.1 million gain. For the three and nine months ended September 30, 1993 the Company recorded a net loss on derivative transactions of $1.9 million, consisting of the accrual of an unrealized market value loss of $3.0 million on two derivative transactions outstanding at September 30, 1993, which did not qualify as hedges, and the recognition of a $1.1 million previously deferred gain from certain derivative transactions entered into and/or terminated during the first nine months of 1993 which also did not qualify as hedges. The market values of derivative transactions outstanding at September 30, 1994 and September 30, 1993 were determined by a financial institution based on the projected future value of the transactions at maturity. These positions will continue to be reported at current fair market value until they mature or are closed out. See "Financing and derivative transaction expenses" below.

Third quarter pretax loss was  $.4 million compared with pretax  income for 1993
of $3.1 million.   Pretax loss for the nine  months ended September 30, 1994 was
$38.2 million compared with 1993 pretax income of $8.6 million.

The effective tax rates at which the 1994 loss was benefitted differs from the statutory rates due principally to allowances provided against tax benefits related to the derivative transactions as realization of such tax benefits in the carryforward period is not assured. The tax rates for the 1993 period differ from the statutory rates in part due to the goodwill associated with The Paper Factory acquisition and allowances provided against tax benefits related to derivative transactions.

Net income for the third quarter of 1994 was $.4 million compared with 1993 net income of $2.2 million. For the nine months ended September 30, 1994, net loss was $31.6 million compared with 1993 net income of $5.3 million.

Financing and derivative transaction expenses The Company has two interest rate derivative transactions outstanding at September 30, 1994, which are recorded at fair market value. Except for these two positions (described below) and two relatively minor ($3 million notional value) interest rate swaps on industrial revenue bonds, the Company has discontinued trading in any swap/derivative positions.

PAGE

On March 4, 1994, the Company felt compelled to enter into the two outstanding interest rate derivative transactions in order to replace and to cap its exposure on two prior uncapped interest rate derivative transactions that had a negative market value, on that date, of $17.5 million. As discussed in Item 1 of Part II of this report on Form 10-Q, the Company has filed suit against Bankers Trust Company and its affiliate BT Securities alleging that in connection with the sale of these and earlier derivatives to the Company they had breached fiduciary duties, made fraudulent representations, and failed to make adequate disclosures, in violation of common law and statutory obligations to the Company. The Company's suit seeks damages of approximately $23 million, plus $50 million punitive damages, and asks that the Court declare the Company's two existing derivative transactions with Bankers Trust to be unenforceable. The following information about the Company's derivative transactions is provided, for disclosure purposes, and is subject, in its entirety, to the Company's litigation position against Bankers Trust Company and its affiliate. The actual effects upon the Company of these derivative transactions will depend upon the outcome of this litigation.

The two new March 4, 1994 transactions, which are recorded at fair market value, have a set minimum floor loss of $3 million at maturity and a maximum potential loss of $27.575 million. The Company's losses will be minimized at $3 million if the six-month LIBOR rate is at or below 3.90% on June 7, 1995 and the basis point spread for interest rate swaps (the "swap spread") relative to the 10.75% U.S. Treasury Note maturing August 15, 2005 is at or above 33.5 basis points on August 15, 1995. On the other hand, its losses will be maximized at $27.575 million if the six-month LIBOR rate equals or exceeds 5.90% on June 7, 1995 and the swap spread is 20 basis points or less on August 15, 1995. As of September 30, 1994, the six-month LIBOR rate was 5.75%, the swap spread was 27.4 basis points and the negative market value of these transactions was $20.7 million.

The full amount of the $20.7 million loss, representing the termination value at September 30, 1994, had no cash flow impact in the first nine months of 1994; cash will not be required until maturity for each of the respective positions unless they are liquidated prior thereto. The positions may be liquidated and paid out at any time prior to maturity and the Company will continue to review the desirability of liquidating them on an ongoing basis.

Certain of the derivative transactions executed during the first nine months of 1993 did not qualify as effective interest rate hedges and, accordingly, the proceeds realized from such transactions (approximately $1.1 million) were recognized as a component of the loss on derivative transactions, net in the restated condensed consolidated statement of income for the three and nine months ended September 30, 1993. Additionally, the estimated current market value of two derivative transactions outstanding at September 30, 1993, which likewise did not qualify as effective interest rate hedges, was a loss of $3.0 million which was accrued in the restated condensed consolidated financial statements at September 30, 1993.

Liquidity and Capital Resources

Cash flows from operating activities for the first nine months of 1994 provided $5.4 million in cash compared to $30.2 million for the same period in 1993. The decline from 1993 reflected the net loss from operations, excluding the non-cash charge related to the loss on derivative transactions; higher increases in other assets, net of amortization and inventories; and larger decreases in income taxes payable partially offset by a larger increase in other current liabilities and other liabilities. The increase in other assets reflected higher prepaid amounts on new sales agreements.
PAGE

Other current liabilities increased $45.4 million from the same period in 1993 primarily due to the loss on derivative transactions of $20.7 million and the timing of other payments. Other liabilities increased $18.8 million from the same period in 1993 primarily due to an increase in the noncurrent portion of amounts due on sales agreements reflecting new and renewed sales agreements in 1994.

Net cash used in investing activities totaled $29.3 million in the nine months ended September 30, 1994 compared with $49.3 million in the nine months ended September 30, 1993. Cash used in investing activities for plant and equipment purchases in 1994 was $29.4 million compared to $24.7 million in 1993. The increase in capital expenditures was largely due to an increase in fixture purchases. Prior year reflected the acquisition of The Paper Factory which was financed with cash and $8.1 million of long-term debt issued to the former shareholders of The Paper Factory.

Cash provided by financing activities in the first nine months of 1994 was $15.3 million compared to $10.2 million in 1993. Prior year included the issuance of $8.1 million of long-term debt issued to the former shareholders of The Paper Factory. Debt due within one year at September 30, 1994 was $96.6 million versus $42.0 million at September 30, 1993 reflecting increased cash requirements by certain domestic operations.

In connection with certain of the Company's debt agreements, the Company is required to submit to its lenders, interim condensed consolidated financial statements within 45 days after the end of the quarter. Since the Company was seeking a more complete valuation of its derivative transactions prior to its restatement of prior period results, the Company was unable to provide those statements for the period ended June 30, 1994 to its lenders by August 15, 1994. Management filed those statements with the lenders within thirty days of the original deadline which is permissible under the debt agreements. Additionally, these agreements contain covenants related to material adverse changes and material litigation. Management believes that the Company is not in violation of these covenants.

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

On July 1, 1994, immediately following the announcement of the inventory misstatement of Cleo, five purported class actions were commenced by certain stockholders against the Company and its Chairman, President and Chief Executive Officer in the United States District Court for the Southern District of Ohio. These suits have been consolidated (In Re Gibson Greetings Securities Litigation) and a Consolidated Amended Class Action Complaint against the Company, its Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed on October 7, 1994. This Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to vigorously defend the suit and has filed an Answer denying any wrongdoing and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. The plaintiffs' motion for class certification is to be heard on November 18, 1994.

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

On September 12, 1994 the Company filed suit against Bankers Trust Company and its affiliate BT Securities in the United States District Court for the Southern District of Ohio (Gibson Greetings, Inc. v. Bankers Trust Company and BT Securities Corporation) alleging that in connection with the sale of derivatives to the Company they had breached fiduciary duties, made fraudulent misrepresentations, and failed to make adequate disclosures, in violation of common law and statutory obligations to the Company. The suit seeks damages of approximately $23 million plus $50 million punitive damages and asks that the court declare the Company's existing derivative transactions with Bankers Trust to be unenforceable. Bankers Trust has filed an Answer denying the allegations and a counterclaim seeking enforcement of the existing derivative transactions.

PAGE

On October 21, 1994, an individual, alleging herself to be a shareholder of the Company, filed a purported derivative action in the United States District Court for the Southern District of Ohio against each of the Company's current directors, a former director, the Company's Chief Financial Officer, the Company's former Chief Financial Officer, former Treasurer and another former employee of the Company (Rocks v. Gibson Greetings, et. al.). The Complaint alleges that the individual defendants breached certain fiduciary duties to the Company in connection with certain derivative transactions with Bankers Trust and in connection with the misstatement of earnings. The Company is also named in the action as a "nominal defendant." Although the action is ostensibly brought on behalf of the Company, the plaintiff made no request that the Board of Directors consider her claims before filing suit, as the Company believes she is required to do. The defendants' responses to the plaintiff's complaint is not yet due.

In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought include back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees. In February 1990, the General Counsel of the National Labor Relations Board ("NLRB") issued a complaint based on certain of the allegations of these charges (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Fireman and Oilers, AFL-CIO, Cases 9-CA-26706, 27660, 26875.) On December 18, 1991, an Administrative Law Judge of the NLRB issued a recommended order, which included reinstatements and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. An appeal was filed in the United States Court of Appeals for the District of Columbia Circuit. The Company believes it has substantial defenses to the charges, and these defenses were presented in briefs and in appellate oral argument which was heard on September 14, 1994. A decision is expected later in 1994 or early in 1995.

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

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits       Employment Agreement between Gibson Greetings, Inc.
                   and Ralph J. Olson, dated June 24, 1994.


b)  Reports on Form 8-K
                   The Company filed a Form 8-K with the Securities and Exchange Commission on July 1, 1994 (date of report:
                   July  1, 1994)  attaching  the Company's press release dated
                   July 1, 1994.   No financial  statements were required to
                   be filed in connection with the report.
PAGE

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GIBSON GREETINGS, INC.

 Date November 14, 1994
                                        By:/s/ William L. Flaherty
                                           -----------------------
                                           William L. Flaherty
                                           Vice President-Finance
                                           Principal Financial
                                           and Accounting Officer
PAGE