Form 10-K
period 1994-12-31
GIBSON GREETINGS INC
filed 1995-04-17
CIK 717829

PAGE

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                   FORM 10-K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

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

Yes  X    No


        Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]


        The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of April 17, 1995 was approximately $168,428,000.


        Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest
practicable date:   16,089,829 shares of Common Stock, $.01 par
value, at April 17, 1995.


PAGE

                                PART I

Item 1.  Business
     Gibson Greetings, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") operate in a single industry segment -- the design, manufacture and sale of everyday and seasonal greeting cards, gift wrap and accessories, paper partywares and related specialty products.

Products
     The Company's major products are extensive lines of greeting cards (both everyday and seasonal) and gift wrap. Everyday cards are categorized as conventional greeting cards and alternative market cards. Seasonal cards are devoted to holiday seasons, which include, in declining order of net sales, Christmas, Valentine's Day, Mother's Day, Easter, Father's Day, Graduation and Thanksgiving. In 1994, approximately 61% of net sales of cards were derived from everyday cards and approximately 39% from seasonal cards. The Company produces gift wrap and gift wrap accessories (including tissue and kraft paper, gift bags, tags, ribbons, bows and gift trims) predominately for the Christmas season. The Company's products also include paper partywares, candles, calendars, gift items and holiday decorations. The following table sets forth, in thousands of dollars for the years indicated, the Company's net sales attributable to each of the principal classes of the Company's products:


                          Years Ended December 31,
                     ----------------------------------
                       1994         1993         1992
                     --------     --------     --------
Greeting cards       $243,313     $268,952     $243,647
Gift wrap             202,439      192,862      187,965
Other products        102,290       84,351       52,506
                     --------     --------     --------
  Total net sales    $548,042     $546,165     $484,118
                     ========     ========     ========

     Many of the Company's products incorporate well-known proprietary characters. Net sales associated with licensed properties accounted for approximately 17% of overall 1994 net sales. The Company believes it benefits from the publication of cartoon strips, television programming, advertising and other promotional activities by the creators of such licensed characters. The Company has also developed proprietary properties of its own. See "Trademarks, Copyrights and Licenses."

     Approximately 3% of the Company's revenues in 1994 were attributable to export sales and royalty income from foreign sources. During 1993, the Company acquired The Paper Factory of Wisconsin, Inc. ("The Paper Factory"), a Wisconsin corporation, to strengthen the Company's position in the rapidly-growing party area of the industry. During 1992, the Company formed Gibson de Mexico, S.A. de C.V., a Mexican corporation, which purchased the net assets of a Mexican manufacturer and marketer of greeting cards, to market the Company's products primarily in Mexico. During 1991, the Company formed Gibson Greetings International Limited, a Delaware corporation, to market the Company's products in the United Kingdom and other European countries. PAGE

Sales and Marketing
     The Company's products are sold in more than 50,000 retail outlets worldwide. Because of the value consumers place on convenience, the Company continues to concentrate its distribution through one-stop-shopping outlets. To market effectively through these outlets, the Company has developed specific product programs and new product lines and introduced new in-store displays. The Company's products are primarily sold under the Gibson and Cleo brand names and are primarily distributed to deep discounters, supermarkets, mass merchandisers, drug stores and variety stores. During 1994, the Company's five largest customers accounted for approximately 35% of the Company's net sales and only one customer, Wal-Mart Stores Inc., accounted for more than 10% of the Company's net sales.

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

     Most of the Company's gift wrap is Christmas-related and is sold under the Cleo brand name. These products are usually shipped in corrugated cartons which may be used as temporary free-standing displays. Separate free-standing product displayers and display planning services are also made available for the purpose of enhancing the presentation of Cleo products. The Company's Cleo brand gift wrap is typically sold at lower unit retail price levels than the Company's other brands of gift wrap. In general, the Company does not provide in-store merchandising services with respect to Cleo products but rather ships these products directly to the retailers' stores or their warehouses for subsequent distribution to individual stores.
PAGE

     It is characteristic of the Company's business and of the industry that accounts receivable for seasonal merchandise are carried for relatively long periods, typically as long as six months.
Consistent with general industry practice, the Company allows customers to return for credit certain seasonal greeting cards.

Design and Production
     Most of the Company's greeting cards are designed, printed and finished at its Cincinnati, Ohio facility and then sent to its facilities in Berea or Covington, Kentucky for shipment directly to retail stores. Most of the Company's gift wrap is designed, printed, finished and distributed at the Company's facilities in Memphis, Tennessee. The Company also purchases for resale certain finished and semi-finished products, such as gift items, from both domestic and foreign sources.

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

     The Company believes that the principal areas of competition with respect to its products are quality, design, service to the retail outlet, price and terms, which may include payments and other concessions to retail customers under long-term agreements, and that it is competitive in all of these areas. See "Sales and Marketing." PAGE

Trademarks, Copyrights and Licenses
     The Company has approximately 40 registrations of trademarks in the United States and foreign countries. Although the Company does not generally register its creative artwork and editorial text with the U.S. Copyright Office, it does obtain certain copyright protection by printing notice of a claim of copyright on its products. The Company has rights under various license agreements to incorporate well-known proprietary characters into its products. These licenses, most of which are exclusive, are generally for terms of one to four years and are subject to certain renewal options. There can be no assurance that the Company will be able to renew license agreements as to any particular proprietary character. The Company believes that its business is not dependent upon any individual trademark, copyright or license.

Employees
     As of December 31, 1994, the Company employed approximately 4,500 persons on a full-time basis. In addition, as of December 31, 1994, the Company employed approximately 6,100 persons on a part-time basis. Because of the seasonality of the Company's sales, the number of the Company's production and warehousing employees varies during the year, normally reaching a peak level in September. Approximately 800 hourly employees in the Company's Memphis, Tennessee facilities are represented by a local union affiliated with the United Paper Workers International Union and are employed under a contract which expires in 1996. Approximately 200 hourly employees currently on the payroll at the Company's Berea, Kentucky facility are represented by a local union affiliated with the International Brotherhood of Firemen and Oilers Union. Unfair labor practice charges have been filed against the Company as an outgrowth of a strike at the Berea facility in 1989. See "Legal Proceedings."

Environmental Issues
     The Company, over the past decade, has taken a proactive approach to environmental concerns. In 1986, the Company's subsidiary Cleo, Inc. ("Cleo") converted its printing operations to water-based inks. Likewise, in early 1990, the Gibson Card Division (the"Card Division") converted its card and related products production to water-based inks. Previously, the Card Division had its Cincinnati-produced waste solvents incinerated. All but one underground storage tank on Company owned and leased premises were removed in or before 1988. In 1990, the last underground storage tank, which had contained isopropyl alcohol, was also removed in accordance with governmental closure regulations. For the past seven years, the Company has consulted with professional firms for environmental audits before entering into potential long-term real estate transactions. Historically, expenditures associated with managing and limiting pollution or hazardous substances, as well as expenditures to remediate previously contaminated sites, have not been material to the Company's financial statements. The Company is aware of two contingent environmental liabilities as discussed below:
PAGE

Diaz Refinery - Jackson County, Arkansas
     In 1989, the Company was identified by the Arkansas Department of Pollution Control and Ecology ("ADPC&E") as a potentially responsible party ("PRP") in connection with the Diaz Refinery site in Jackson County, Arkansas. The Company is participating with approximately 700 other PRPs in a settlement with ADPC&E for remediation of the site. To date, the Company's share of total site costs has been approximately $46,000, which has been paid. A site investigation and remedial action alternatives study has been conducted. The study found that there are no immediate risks posed by the site soils and groundwater, but recommended that the groundwater be monitored for an additional five years at which time the risk will be reevaluated. If current trends which show improvements in groundwater constituents continue, remediation efforts at the site may be terminated at the end of five years. The Company has been informed by the PRP Common Counsel that there are sufficient PRP funds available to cover the costs of ongoing and planned remediation activities.

Kirk Heathcott Site - Dyer County, Tennessee
     In December 1993, the Company was advised by the Tennessee Department of Environment and Conservation ("TDEC") that Cleo had been identified by the State as a potentially liable party for reimbursement of Superfund expenditures made by the State of Tennessee for site identification, investigation, containment and clean-up, including monitoring and maintenance activities. The Company has ascertained that Cleo's alleged responsibility involves the alleged disposal of certain waste solvents by a third party at the site during the period 1972-1977. At this time, insufficient information is available to determine the Company's potential liability, although such liability could exceed $200,000. Originally, the TDEC requested payment of approximately $13,000 in costs. The state has since identified twelve other PRPs, and has recently undertaken an investigation as to each PRP's involvement in the site. The Company has identified two insurance companies that issued policies to a predecessor company during the applicable time period. These companies have been notified of the occurrence. The Company believes that this insurance may provide coverage for Cleo's potential liability at this site.
PAGE

Item 2. Properties
     The following is a summary of the Company's principal manufacturing, distribution and administrative facilities:

                                                                Approximate
                                                                Floor Space
Location                 Principal Use                            (Sq Ft)
- --------------------      -------------------------------------  -----------
Cincinnati, Ohio         Corporate headquarters, manufacturing
                            and administration                     593,700

Memphis, Tennessee       Manufacturing, distribution and
                            administration                       1,002,800

Berea, Kentucky          Manufacturing and distribution            597,100

Mexico City, Mexico      Manufacturing and distribution             25,900

Telford, England         Manufacturing, distribution and
                            administration                          58,800

Memphis, Tennessee       Manufacturing and distribution          1,153,200

Covington, Kentucky      Manufacturing and distribution            293,000

Florence, Kentucky       Manufacturing and distribution             80,000

Reynosa, Tamaulipas,
  Mexico                 Manufacturing                              86,800

Bloomington, Indiana     Distribution                              167,700

Memphis, Tennessee       Distribution (3 facilities)               796,600

Neenah, Wisconsin        Distribution                               36,600
                                                                 ---------
                                Total                            4,892,200
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

     The Company's 1.1 million square foot manufacturing and distribution facility in Memphis, Tennessee has been financed primarily through the issuance, by the Industrial Development Board of the City of Memphis and County of Shelby, Tennessee (the "Development Board"), of both taxable and tax-exempt economic development revenue bonds for the benefit of Cleo. Title to the facility will be held until 2004 by the Development Board. See Note 6 of Notes to Consolidated Financial Statements set forth in Item 8 below.
PAGE

     The Telford, England, Covington, Kentucky and Bloomington,
Indiana manufacturing and distribution facilities are owned by the Company. The Covington, Kentucky facility has been financed principally through tax-exempt debt and is pledged to secure the repayment of such debt. See Note 6 of Notes to Consolidated Financial Statements set forth in Item 8 below.

      The Florence, Kentucky facility, the Mexico City, Mexico facility, the Reynosa, Tamaulipas, Mexico facility and the distribution facilities at Memphis, Tennessee, and Neenah, Wisconsin are leased. The Company also leases sales offices, other manufacturing, distribution and administrative facilities and, on a temporary basis, uses public warehouse space in various locations throughout the United States. The Paper Factory leases approximately 160 stores averaging approximately 3,000 to 4,000 square feet per store. Certain of these leases contain contingent payments based upon individual store sales. Leases for all such facilities expire at various dates through 2003.

     The Company believes that its facilities are adequate for its present needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for their intended uses.


Item 3.  Legal Proceedings

     On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an overstatement of the Company's previously reported 1993 consolidated net income. See Item 7 hereof.

     Immediately following the announcement of the inventory misstatement at Cleo, five purported class actions were commenced by certain stockholders against the Company and its Chairman, President and Chief Executive Officer in the United States District Court for the Southern District of Ohio. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed on October 7, 1994 (In Re Gibson Securities Litigation). This Complaint alleged violations of the federal securities laws and sought unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed an Answer denying any wrongdoing, a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company and a motion to dismiss one count of the Complaint. On December 6, 1994 the Court ruled that neither of the two named plaintiffs qualified as a class representative. On March 3, 1995 the Court granted plaintiffs' Motion for Leave to File An Amended Complaint to name a substitute class representative.

     The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or any of its officers, directors and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the Company's derivative transactions and the Company's public statements and accounting with respect thereto. The Company is cooperating in such investigation. PAGE

     In March 1995 the previously reported litigation captioned Rocks
v. Gibson Greetings, et al. was voluntarily dismissed by the plaintiff with the Court's approval.

     On April 10, 1995, two purported class action lawsuits were commenced against the Company, its Chairman, President and Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of Ohio (Kurtz v. Gibson Greetings, Inc., et al. and Komine v. Gibson Greetings, Inc., et al.). The Complaints allege violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. The Company intends to defend the suits vigorously.

     The litigation described above is in early stages of proceedings. Accordingly, management is unable to predict their likely effect upon the Company's results of operations and financial condition.

     In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought include back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees. In February 1990, the General Counsel of the National Labor Relations Board ("NLRB") issued a complaint based on certain of the allegations of these charges (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Firemen and Oilers, AFL-CIO, Cases 9-CA-26706, 27660, 26875.) On December 18, 1991, an Administrative Law Judge of the NLRB issued a recommended order, which included reinstatements and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. An appeal was filed in the United States Court of Appeals for the District of Columbia Circuit. The Company believes it has substantial defenses to the charges, and these defenses were presented in briefs and in appellate oral argument which was heard on September 14, 1994. A decision is expected in 1995. Management does not believe that an adverse outcome as to this matter would have a material adverse effect on the Company's net worth or total cash flows; however, the impact on the statement of operations in a given year could be material.

     In addition, the Company is a defendant in certain other litigation.

Item 4.  Submission of Matters to a Vote of Security Holders
     Not applicable.

Executive Officers of the Registrant
     See Item 10.  Directors and Executive Officers of the Registrant.

PAGE

 PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters
     The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income
(loss), stock sales and certain restricted investments. At December 31, 1994, the amount of unrestricted retained earnings available for dividends (in thousands of dollars) was $20,250. There were approximately 9,400 stockholders of record on February 28, 1995.

                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter       Year
                     --------    --------    --------    --------    --------
1994
- -------------------
Dividends per share
 Market price of        $0.10       $0.10       $0.10       $0.10       $0.40
   common stock (1):
        Low            20 7/8      15 5/8      13 3/8      12 3/4      12 3/4
        High           23 5/8      21 5/8      17          16 1/8      23 5/8

1993
- -------------------
Dividends per share     $0.10       $0.10       $0.10       $0.10       $0.40
 Market price of
   common stock (1):
        Low            17 7/8      18          17 7/8      18 3/4      17 7/8
        High           20 3/8      20 3/4      22 5/8      21 1/4      22 5/8



[FN]
        (1) Per share prices are based on the closing price as quoted in the Nasdaq National Market.
PAGE

Item 6.  Selected Financial Data
     The following summaries set forth selected financial data for the Company for each of the five years in the period ended December 31, 1994. Selected financial data should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 below.


Statement of Operations Data
(Dollars and shares in thousands except per share amounts)


                                    Years Ended December 31,
                    --------------------------------------------------------
                         (Unaudited)
                    ---------------------
                      1994        1993(1)      1992        1991        1990
                    --------     --------    --------    --------    --------
Revenues:
 Net sales          $548,042     $546,165    $484,118    $522,166    $511,211
 Royalty income          753          761       1,705       2,148       1,985
                    --------     --------    --------    --------    --------
  Total revenues     548,795      546,926     485,823     524,314     513,196
                    --------     --------    --------    --------    --------
 Cost of products
  sold               310,039      277,109     247,340     252,217     254,182
 Selling,
  distribution and
  administrative
  expenses           276,147      227,863     218,642     194,872     187,282
 Interest expense     10,599        7,737       7,803       9,380       8,667
 Interest income        (765)        (949)     (1,023)       (342)       (819)
 (Gain) loss on
  derivative
  transactions/
  settlement, net     (1,641)       5,689          -           -           -
                    --------     --------    --------    --------    --------
 Income (loss) before
  income taxes and
  cumulative effect
  of accounting
  changes            (45,584)      29,477      13,061      68,187      63,884
 Income taxes        (16,981)      14,209       5,076      26,303      24,084
                    --------     --------    --------    --------    --------
 Income (loss) before
  cumulative effect
  of accounting
  changes            (28,603)      15,268       7,985      41,884      39,800
 Cumulative effect
  of accounting
  changes                 -            -       (1,449)         -           -
                    --------     --------    --------    --------    --------
 Net income (loss)  $(28,603)    $ 15,268    $  6,536    $ 41,884    $ 39,800
                    ========     ========    ========    ========    ========
 Income (loss)
  per share
  before cumulative
  effect of
  accounting
  changes           $  (1.77)    $   0.95    $   0.50    $   2.61    $   2.51
                    ========     ========    ========    ========    ========
 Net income (loss)
  per share         $  (1.77)    $   0.95    $   0.41    $   2.61    $   2.51
                    ========     ========    ========    ========    ========
 Dividends
  per share         $   0.40     $   0.40    $   0.39    $   0.36    $   0.34
                    ========     ========    ========    ========    ========
 Average common
  shares and
  equivalents         16,130       16,103      16,104      16,039      15,848
                    ========     ========    ========    ========    ========

Other Financial Data

(Dollars in thousands except per share amounts)

                                          December 31,
                    --------------------------------------------------------
                         (Unaudited)
                    ---------------------
                      1994         1993        1992        1991        1990
                    --------     --------    --------    --------    --------
Working capital     $151,128     $209,209    $224,261    $215,011    $128,489
Plant and
 equipment, net      119,491      116,900     112,712     110,769     101,996
Total assets         612,195      572,459     501,104     544,261     553,499
Debt due within
 one year (2)        117,114       66,187      31,911      71,208     148,302
Long-term debt        63,233       74,365      70,175      71,079      21,755
Excess of fair
 value of companies
 acquired over
 cost, net                -            -           -           -        1,430
Stockholders'
 equity              277,500      313,097     303,341     300,743     261,402

Equity per share       17.24        19.50       18.92       18.86       16.58
Capital
 expenditures         35,396       31,049      30,970      31,736      42,706

[FN]

     (1) The full year results for 1993 have been restated to correct the Cleo inventory overstatement and to record unrealized net losses on derivative transactions (Refer to Note 1 of Notes to Consolidated Financial Statements). The Cleo inventory restatement reduced income before income taxes for 1993 by $8,806. The derivatives' net impact on income before income taxes was a reduction of $5,689 for 1993. The aggregate effect of these changes was to reduce net income by $10,584, and to reduce net income per share by $.66.
     (2) Includes the current portion of long-term debt which consisted of $11,164 in 1994, $3,917 in 1993, $1,811 in 1992, $708 in
1991, and $6,702 in 1990.
PAGE

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     As announced on July 1, 1994, the Company determined that the inventory of its Cleo, Inc. gift wrap subsidiary (Cleo) had been overstated, resulting in an overstatement of the Company's previously reported 1993 consolidated net income. As a result of this overstatement, as well as the accrual of an unrealized market value net loss on certain derivative transactions which did not qualify as hedges, it was necessary for the Company to amend and restate its consolidated financial statements for the third quarter ended September 30, 1993, the fourth quarter ended December 31, 1993, the twelve months ended December 31, 1993 and for the first quarter ended March 31, 1994. The adjustments made are described in Note 1 to the Consolidated Financial Statements included in this report and should be reviewed in conjunction with the discussions of "Results of Operations" and "Liquidity and Capital Resources" presented below. Also see Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 below.

     The Company's 1994 results of operations were adversely affected by charges for inventory adjustments and sales returns and allowances, highly competitive pricing conditions and high product and distribution costs at Cleo combined with the bankruptcy filing of F&M Distributors (F&M), and competitive pricing pressures at the Company's Greeting Card Division (Card Division). Highly competitive conditions, with respect to both pricing and other terms of sales, for both Cleo and the Card Division are expected to continue in 1995. PAGE

     Revenues increased 0.3% to $548.8 million compared to an increase of 12.6% in 1993 and a decrease of 7.3% in 1992. The slight increase in revenues was attributable to the Company's retail subsidiary, The Paper Factory of Wisconsin, Inc. (The Paper Factory), reflecting a full year of operations by The Paper Factory (acquired in June 1993). This revenue gain was substantially offset by declines in revenues at both the Card Division and Cleo. These declines resulted from increased competitive pressure as well as increased allowances related to current and prior year sales. Consistent with general industry practice, the Company allows customers to return for credit certain seasonal and everyday greeting cards. Also, consistent with general industry practice, and where deemed prudent to secure substantial long-term volume commitments, the Company enters into long-term sales contracts with certain retailers, some of which include advance payments. Returns and allowances were 17.3% in 1994 compared to 13.3% in 1993 and 15.9% in 1992. The increase in 1994 reflects a charge of $6.3 million of unamortized long-term sales contracts as a result of
the F&M bankruptcy to returns and allowances.   The 1994 increase also
reflects a change in product mix between seasonal and everyday sales combined with increased customer allowances due to competitive pressure and costs associated with new customers. Royalty income of $.8 million was comparable to 1993. Wal-Mart Stores Inc. (Wal-Mart) recently completed a review which recognizes that Gibson represents a small percentage of their store greeting card departments and reduces the number of such departments carrying Gibson cards during 1995. Wal-Mart has indicated that it intends to progressively phase out the remaining card departments represented by Gibson beyond 1995; however, the Company is still in negotiation with Wal-Mart regarding timing. Approximately 60% of the Company's business with Wal-Mart has been through Cleo which is not affected by Wal-Mart's action and continues to be a major supplier of gift wrap and related products to that customer. The Company believes that the reduction in 1995 revenues resulting from this action will amount to approximately 10% of its 1994 revenues from Wal-Mart.

     The Company's 1993 results reflected a recovery from the prior year which was adversely impacted by the Chapter 11 bankruptcy filing by Phar-Mor, Inc. (Phar-Mor) during 1992. The revenue gains in 1993 were attributable to The Paper Factory as well as increased domestic and international sales of greeting cards, partially offset by a modest decline in sales of gift wrap and related products. The decline in 1993 returns and allowances was due to lower returns of certain seasonal products and lower allowances for certain everyday products. Royalty income of $.8 million for 1993 declined by $.9 million from 1992 primarily due to the expiration of certain international licensing agreements.

     The Company does not believe that its results were materially affected by recessionary pressures.
PAGE

     Total operating expenses were $586.2 million or 106.8% of total revenues in 1994 compared to 92.3% in 1993 and 97.3% in 1992. Cost of products sold was 56.5% of total revenues in 1994 compared to 50.7% and 50.9% in 1993 and 1992, respectively. The increase in 1994 compared to 1993 reflects continued pricing pressures and increased customer allowances, primarily at the Company's Card Division and Cleo. In addition, the increase in 1994 over 1993 reflects a one-time charge of approximately $8.0 million as a result of extensive review of inventory at Cleo. The decline in 1993 compared to 1992 was due to higher revenues and product sales mix improvements resulting from the acquisition of The Paper Factory offset by changes in product mix, pricing pressures and customer discounts, which adversely affected gross margins from Cleo's sales of gift wrap and paper products. Selling, distribution and administrative expenses were 50.3% of total revenues in 1994 compared to 41.7% in 1993 and 45.0% in 1992. The increase in the 1994 expenses, as a percentage of total revenues, reflected the write-off of trade receivables and fixtures due to the F&M bankruptcy of $7.3 million and $2.6 million, respectively and workforce reduction costs of $1.7 million at the Card Division. In addition, higher shipping costs ($6.9 million), bad debt expenses ($3.2 million), the full year impact of the acquisition of The Paper Factory ($12.1 million), and increased selling and marketing costs, primarily associated with new customers ($10.9 million), contributed to this increase. The decline in the 1993 expenses, as a percentage of total revenues, reflected higher revenues, partially offset by acquisition costs associated with The Paper Factory and start-up costs for international operations. Additionally, 1992 expenses included Phar-Mor related items including write-offs of accounts receivable of $5.9 million and card display fixtures of $5.1 million. Expenses associated with international operations as well as domestic restructuring charges also adversely impacted 1992.

     Financing and derivative transaction expenses were 1.5% of total revenues in 1994 compared to 2.3% and 1.4% in 1993 and 1992, respectively. During 1994, the Company settled its lawsuit against Bankers Trust and recorded a gain for the full year of $1.6 million representing the impact of settling the lawsuit net of previously recorded gains on these derivative transactions. Higher interest rates combined with higher average borrowings, largely resulting from the prior year's acquisition of The Paper Factory, as well as higher working capital levels, resulted in an increase in interest expense, net. The Company recorded a net loss on derivative transactions for 1993 of $5.7 million, consisting of the accrual of an unrealized market value loss of $7.7 million on two derivative transactions outstanding at December 31, 1993, which did not qualify as hedges, and the recognition of a $2.0 million gain from certain derivative transactions entered into and/or terminated during 1993 which also did not qualify as hedges.

     Loss before income taxes and cumulative effect of accounting changes was $45.6 million in 1994 compared to income of $29.4 million in 1993 and income of $13.1 million in 1992.
PAGE

     The effective income tax rate for 1994 was 33.9% compared to 41.7% in 1993 and 38.9% in 1992. See Notes 1 and 7 of Notes to
Consolidated Financial Statements set forth in Item 8 below.

     Loss before cumulative effect of accounting changes was $28.6 million in 1994 compared to income of $15.3 million in 1993 and $8.0 million in 1992.
PAGE

     During 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 - "Employers' Accounting for Postemployment Benefits" retroactive to January 1, 1994. The charges associated with the adoption were not material to the Company's consolidated results and have been included in the 1994 results. During 1992, the Company adopted SFAS No. 106 - "Employer's Accounting for Postretirement Benefits Other Than Pensions" retroactive to January 1, 1992. Upon adoption, the Company incurred a one-time charge of $2.5 million, net of income taxes of $1.6 million, attributable to the cumulative effect of the adoption of this accounting change. The impact on net income per share was $.15. In addition, the Company adopted SFAS No. 109 - "Accounting for Income Taxes" in 1992 which resulted in a credit of $1.1 million or $.06 per share for the cumulative effect of this change.

     Net loss was $28.6 million in 1994 compared to net income of $15.3 million in 1993 and net income of $6.5 million in 1992.

     The Company attempts to minimize the impact of inflation by controlling its cost of raw materials, labor and other expenses, and pricing its products in light of general economic conditions.

     In light of the results reported for 1994, the Company announced that it would not pay a dividend for the first quarter of 1995.

Liquidity and Capital Resources

     Cash flows from operating activities for 1994 were ($6.4) million, a decline of $38.0 million from 1993, compared to a decline of $43.3 million in 1993 and an increase of $27.8 million in 1992. The decline in 1994 was primarily the result of an operating loss for 1994 combined with costs associated with funding long-term customer agreements and increased working capital requirements. Trade receivables increased 2.9% largely reflecting increased net sales, and inventories increased 1.9% resulting from lower than anticipated 1994 sales at the Card Division.

     Cash used in investing activities for plant and equipment purchases totaled $35.4 million in 1994 compared to $31.0 million in both 1993 and 1992. The Company anticipates that the 1995 expenditure levels will be consistent with historical trends based upon existing business conditions.

     Cash provided by financing activities in 1994 was $34.1 million compared to $23.7 million in 1993 and cash used in financing activities in 1992 of $44.3 million. The 1994 increase in short-term borrowings reflected higher working capital requirements combined with payments under customer agreement contracts. Long-term debt decreased in 1994 reflecting current year debt payments and increased in 1993 due to the issuance of unsecured notes to the former shareholders of The Paper Factory, payable over four years.
PAGE

     In April 1993, the Company consummated a $210 million, three-year revolving credit facility, replacing a similar existing facility. The facility will provide funds for general corporate purposes and future growth.
PAGE

     Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, all of which total approximately $21.5 million to $49.0 million per year for the next five years, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies.

     In connection with certain of the Company's debt agreements, the Company is required to submit to its lenders, interim condensed consolidated financial statements within 45 days after the end of the quarter. Since the Company was seeking a more complete valuation of its derivative transactions prior to its restatement of prior period results, the Company was unable to provide those statements for the period ended June 30, 1994 to its lenders by August 15, 1994. Management filed those statements with the lenders within thirty days of the original deadline which is permissible under the debt agreements. Also, in connection with certain of the Company's debt agreements, the Company is required to submit to its lenders, audited consolidated financial statements within 90 days after the end of the fiscal year. Since the Company is seeking more complete information relative to derivative transactions, the Company was unable to provide those statements for the year ended December 31, 1994 to its lenders by March 31, 1995 (See Note 13 of Notes to Consolidated Financial
Statements set forth in Item 8 below).   It is management's intent to
file those statements with the lenders within thirty days of the original deadline which is permissible under the debt agreements. If management is unable to comply, waivers will be requested from the lenders. Additionally, these agreements contain covenants related to material adverse changes and material litigation. Management believes that the Company is not in violation of these covenants.

     Management does not believe that there are any trends, events, commitments or uncertainties, except for previously disclosed items (see also Item 3-Legal Proceedings), and aside from normal seasonal fluctuations and general industry competitive conditions, that should be expected to have a material effect on the results of operations, financial condition, liquidity, or capital resources of the Company.

     For additional financial information see Consolidated Financial Statements and Notes to Consolidated Financial Statements set forth in
Item 8 below.
PAGE

Item 8.  Financial Statements and Supplementary Data

Gibson Greetings, Inc.
Consolidated Statements of Operations
Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands except per share amounts)

                                                (Unaudited)
                                          -----------------------
                                                         Restated
                                             1994          1993        1992
                                          ---------     ---------   ---------
Revenues:
    Net sales                             $ 548,042     $ 546,165   $ 484,118
    Royalty income                              753           761       1,705
                                          ---------     ---------   ---------
        Total revenues                      548,795       546,926     485,823
                                          ---------     ---------   ---------
Costs and expenses:

  Operating expenses:

    Cost of products sold                   310,039       277,109     247,340
    Selling, distribution and
     administrative expenses                276,147       227,863     218,642
                                          ---------     ---------   ---------
        Total operating expenses            586,186       504,972     465,982
                                          ---------     ---------   ---------

Operating income (loss) before financing
    and derivative transaction expenses     (37,391)       41,954      19,841

  Financing and derivative
   transaction expenses:

    Interest expense, net of
     capitalized interest                    10,599         7,737       7,803
    Interest income                            (765)         (949)     (1,023)
    (Gain) loss on derivative
      transactions/settlement, net           (1,641)        5,689          -
                                          ---------     ---------   ---------
        Total financing and derivative
          transaction expenses, net           8,193        12,477       6,780
                                          ---------     ---------   ---------
Income (loss) before income taxes and
    cumulative effect of
    accounting changes                      (45,584)       29,477      13,061

    Income taxes                            (16,981)       14,209       5,076
                                          ---------     ---------   ---------
Income (loss) before cumulative
    effect of accounting changes            (28,603)       15,268       7,985
                                          ---------     ---------   ---------
Cumulative effect of change in
    accounting for postretirement
    benefits other than pensions,
    net of income taxes of $1,609                -             -       (2,487)

Cumulative effect of change in
    accounting for income taxes                  -             -        1,038
                                          ---------     ---------   ---------
Net income (loss)                         $ (28,603)    $  15,268   $   6,536
                                          =========     =========   =========


Income (loss) per share before
    cumulative effect of
    accounting changes                    $   (1.77)    $    0.95   $    0.50

Cumulative effect per share
    of change in accounting for
    postretirement benefits
    other than pensions, net of
    income taxes                                 -             -        (0.15)

Cumulative effect per share of
    change in accounting for
    income taxes                                 -             -         0.06
                                          ---------     ---------   ---------
Net income (loss) per share               $   (1.77)    $    0.95   $    0.41
                                          =========     =========   =========

[FN]

See accompanying notes to consolidated financial statements.

PAGE

Gibson Greetings, Inc.
Consolidated Balance Sheets
December 31, 1994 and 1993
(Dollars in thousands except per share amounts)

                                               (Unaudited)
                                          ---------------------
                                                       Restated
                                             1994        1993
                                          ---------   ---------
Assets
Current assets:
    Cash and equivalents                  $   2,000   $   9,477
    Trade receivables, net                  197,799     192,163
    Inventories                             127,460     125,138
    Prepaid expenses                          5,719       4,207
    Deferred income taxes                    48,775      36,796
                                          ---------   ---------
        Total current assets                381,753     367,781

Plant and equipment, net                    119,491     116,900

Notes receivable, net                           301          -

Deferred income taxes                         8,080         854

Other assets, net                           102,570      86,924
                                          ---------   ---------
                                          $ 612,195   $ 572,459
                                          =========   =========
Liabilities and Stockholders' Equity

Current liabilities:
    Debt due within one year              $ 117,114   $  66,187
    Accounts payable                         21,779      18,835
    Income taxes payable                      4,742      13,071
    Other current liabilities                86,990      60,479
                                          ---------   ---------
        Total current liabilities           230,625     158,572

Long-term debt                               63,233      74,365

Sales agreement payments due
  after one year                             21,107       2,839

Other liabilities                            19,730      23,586
                                          ---------   ---------
        Total liabilities                   334,695     259,362
                                          ---------   ---------
Stockholders' Equity:

    Preferred stock, par value $1.00;
      5,000,000 shares authorized,
      none issued                                -           -

    Preferred stock, Series A, par
      value $1.00; 300,000 shares
      authorized, none issued                    -           -

    Common stock, par value $.01;
      50,000,000 shares authorized,
      16,579,530 and 16,533,267
      shares issued, respectively               166         165


    Paid-in capital                          45,992      45,209

    Retained earnings                       238,282     273,320

    Foreign currency adjustment              (1,000)        291
                                          ---------   ---------
                                            283,440     318,985
                                          ---------   ---------
    Less treasury stock, at cost,
      483,701 and 473,344 shares,
      respectively                            5,940       5,888
                                          ---------   ---------
        Total stockholders' equity          277,500     313,097
                                          ---------   ---------
Commitments and contingencies
  (Notes 11 and 12)
                                          $ 612,195   $ 572,459
                                          =========   =========

[FN]

See accompanying notes to consolidated financial statements.


PAGE

Gibson Greetings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands)

                                               (Unaudited)
                                         ----------------------
                                                       Restated
                                            1994         1993         1992
                                         ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                      $ (28,603)   $  15,268    $   6,536
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and write-down of
       display fixtures                     26,150       22,688       24,870
     Loss on disposal of plant
       and equipment                         5,957        5,817        3,816
     (Gain) loss on derivative
       transactions, net                    (1,641)       5,689           -
     Deferred income taxes                 (19,205)      (8,909)      (6,708)

     Amortization and write-down of
       of deferred costs and other
       intangibles                          31,155       19,547       34,087
     Change in assets and liabilities:
       (Increase) decrease in trade
          receivables, net                  (5,636)     (22,529)      36,422
       (Increase) decrease in
          inventories                       (2,322)       1,843       (4,119)
       (Increase) decrease in
          prepaid expenses                  (1,512)         286         (182)
       Increase in notes receivable, net      (301)          -            -
       Increase in other assets,
          net of amortization              (46,801)     (25,999)     (23,356)
       Increase (decrease) in
          accounts payable                   2,944        2,579         (524)
       Increase (decrease) in
          income taxes payable              (8,329)       3,014       (9,967)
       Increase in other current
          liabilities                       26,511        6,603        6,169
       Increase in other liabilities        16,053        5,696        7,511
     All other, net                           (850)         (22)         272
                                         ---------    ---------    ---------
         Total adjustments                  22,173       16,303       68,291
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         operating activities               (6,430)      31,571       74,827
                                         ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of plant and equipment          (35,396)     (31,049)     (30,970)
  Proceeds from sale of
    plant and equipment                        289          550           63
  Acquisition of The Paper Factory
    of Wisconsin, Inc.,
    net of cash acquired                        -       (24,782)          -
                                         ---------    ---------    ---------
       Net cash used in investing
         activities                        (35,107)     (55,281)     (30,907)
                                         ---------    ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in
    short-term borrowings                   43,680       23,062       40,400
  Issuance of long-term debt, net               -         8,075          875
  Payments on long-term debt                (3,917)      (1,811)        (708)
  Issuance of common stock                     784          773        2,277
  Acquisition of common stock
    for treasury                               (52)          -           (49)
  Dividends paid                            (6,435)      (6,417)      (6,251)
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         financing activities               34,060       23,682      (44,256)
                                         ---------    ---------    ---------
Net decrease in cash and equivalents        (7,477)         (28)        (336)

Cash and equivalents at beginning of year    9,477        9,505        9,841
                                         ---------    ---------    ---------
Cash and equivalents at end of year      $   2,000    $   9,477    $   9,505
                                         =========    =========    =========
Supplemental disclosure of
 cash flow information
  Cash paid during the year for:
    Interest, net of amounts capitalized $   9,325    $   7,544    $   8,201
    Income taxes                            10,240       20,243       19,015

[FN]

See accompanying notes to consolidated financial statements.


PAGE

Gibson Greetings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands except per share amounts)

                                              (Unaudited)
                                         ----------------------

                                                       Restated

                                            1994         1993         1992
                                         ---------    ---------    ---------
Common stock, par value $.01:
    Balance at beginning of year         $     165    $     165    $     164
    Exercise of stock options                    1           -             1
                                         ---------    ---------    ---------
                                               166          165          165
                                         ---------    ---------    ---------
Paid-in capital:
    Balance at beginning of year            45,209       44,436       42,160
    Exercise of stock options                  783          773        2,276
                                         ---------    ---------    ---------
                                            45,992       45,209       44,436
                                         ---------    ---------    ---------
Retained earnings:
    Balance at beginning of year           273,320      264,469      264,184
    Net income (loss)                      (28,603)      15,268        6,536
    Cash dividends paid ($.40, $.40,
      and $.39 per share in 1994,
      1993 and 1992, respectively)          (6,435)      (6,417)      (6,251)
                                         ---------    ---------    ---------
                                           238,282      273,320      264,469
                                         ---------    ---------    ---------
Foreign currency translation adjustment:
    Balance at beginning of year               291          159           74
    Aggregate adjustments resulting
      from translation of financial
      statements into U.S. dollars           (1,291)        132           85
                                         ---------    ---------    ---------
                                             (1,000)        291          159
                                         ---------    ---------    ---------
Less treasury stock, at cost:
    Balance at beginning of year             5,888        5,888        5,839
    Common stock acquired                       52           -            49
                                         ---------    ---------    ---------
                                             5,940        5,888        5,888
                                         ---------    ---------    ---------
        Total stockholders' equity       $ 277,500    $ 313,097    $ 303,341
                                         =========    =========    =========

[FN]

See accompanying notes to consolidated financial statements.

PAGE

                        Gibson Greetings, Inc.
              Notes to Consolidated Financial Statements
             Years Ended December 31, 1994, 1993, and 1992
            (Dollars in thousands except per share amounts)

Note 1--Nature of Business and Statement of Accounting Policies

Principles of consolidation
     The consolidated financial statements include the accounts of Gibson Greetings, Inc. and its wholly-owned and majority-owned subsidiaries (the Company). All material intercompany transactions have been eliminated.

Nature of business
     The Company operates in a single industry segment: the design, manufacture and sale of greeting cards, gift wrap and related products. The Company sells to customers in several channels of the retail trade principally located in the United States. The Company recognizes sales at the time of shipment from its facilities. Provisions for sales returns are recorded at the time of the sale, based upon current conditions and the Company's historic experience. The Company conducts business based upon periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company does not believe a concentration of business risk exists due to the diversity of channels of distribution and geographic location of its retail customers; however, the Company does believe it has certain risks related to up-front contract payments. During the year ended December 31, 1994, the Company's largest customer accounted for approximately 12% of total revenues and during the years ended December 31, 1993 and 1992, the same customer accounted for approximately 12% and 11% of total revenues, respectively.

Retail Operations
     On June 1, 1993, the Company acquired The Paper Factory of Wisconsin, Inc. (The Paper Factory) for $25,100 in a business combination accounted for as a purchase. The Paper Factory operates retail stores located primarily in manufacturers' outlet shopping centers. The results of The Paper Factory are not material and are included in the consolidated financial statements since the date of acquisition. The total cost of the acquisition exceeded the fair value of the net assets of The Paper Factory by $26,200. In connection with the acquisition, the Company assumed liabilities of approximately $11,600.

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

     During 1991, the Company formed Gibson Greetings International Limited (Gibson International) to market the Company's products primarily in the United Kingdom and other European countries. The minority stockholders of Gibson International are principal officers of Gibson International.
PAGE

     The activities of these subsidiaries were not material to consolidated operations in either 1994 or 1993.

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


Other assets
     Other assets include deferred and prepaid costs, goodwill and other intangibles. Deferred and prepaid costs principally represent costs incurred relating to long-term customer sales agreements. Deferred and prepaid costs are amortized ratably over the terms of the agreements, generally three to six years. Goodwill and other intangibles are amortized over periods ranging from three to twenty years, using the straight-line method. Accumulated goodwill amortization at December 31, 1994 was $3,926.

Income taxes
     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws. Investment tax credits are amortized to income over the lives of the related assets.

Interest rate swap agreements
     The difference between the amount of interest to be paid and the amount of interest to be received under interest rate swap agreements (used for hedging purposes) due to changing interest rates is charged or credited to interest expense over the life of the agreements. Interest rate swap and derivative transactions that do not qualify as hedges are recorded at their fair value. The fair value of interest rate swaps and derivative transactions is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date as determined by a financial institution's valuation model based on the projected value of the transactions at maturity.

Postemployment Benefits
     Effective January 1, 1994, the Company adopted SFAS No. 112 - "Employers' Accounting for Postemployment Benefits." This statement requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. The Company previously accounted for a certain portion of these postemployment benefits on a pay-as-you-go-basis.
PAGE

Other Postretirement Benefits
     Effective January 1, 1992, the Company adopted SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than
Pensions." This Statement requires that the cost of these benefits be recognized in the financial statements during the employee's active working career.

Computation of net income (loss) per share
     The computation of net income (loss) per share is based upon the weighted average number of shares of common stock and equivalents outstanding during the year: 16,130,140 shares for 1994, 16,102,709 shares for 1993, and 16,103,897 shares for 1992.

Restatements and Reclassifications
     On July 1, 1994, the Company announced that it had determined that the inventory of Cleo, Inc. (Cleo), a wholly-owned subsidiary, at December 31, 1993 had been overstated, resulting in an overstatement of the Company's 1993 consolidated net income. The overstatement of inventory and income before income taxes was $8,806 and the effect on net income was $5,346 at December 31, 1993 and for the year then ended. The accompanying 1993 Consolidated Financial Statements have been amended and restated to reflect the correction of such overstatement. See Note 12.

     In addition, the accompanying 1993 Consolidated Financial
Statements have been restated for the reasons set forth in Note 13.

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 1994 presentation.


Note 2--Trade Receivables

      Trade receivables at December 31, 1994 and 1993, consist of the following:

                                             1994        1993
                                          ---------   ---------
         Trade receivables                $ 265,194   $ 245,682
         Less reserve for returns,
          allowances, cash discounts
          and doubtful accounts              67,395      53,519
                                          ---------   ---------
                                          $ 197,799   $ 192,163
                                          =========   =========

PAGE

Note 3--Inventories

        Inventories at December 31, 1994 and 1993, consist of the following:

                                             1994        1993
                                          ---------   ---------
        Finished goods                    $  73,881   $  74,268
        Work-in-process                      15,623      13,147
        Raw materials and supplies           37,956      37,723
                                          ---------   ---------
                                          $ 127,460   $ 125,138
                                          =========   =========

Note 4--Plant and Equipment

        Plant and equipment at December 31, 1994 and 1993, consist of the following:

                                             1994        1993
                                          ---------   ---------
        Land and buildings                $  36,126   $  35,936
        Machinery and equipment              66,747      60,842
        Display fixtures                     90,493      84,117
        Leasehold improvements               13,003      10,001
        Construction in progress              3,578       4,233
                                          ---------   ---------
                                            209,947     195,129
        Less accumulated depreciation        90,456      78,229
                                          ---------   ---------
                                          $ 119,491   $ 116,900
                                          =========   =========

Note 5--Other Assets

        Other assets at December 31, 1994 and 1993, consist of the following:

                                             1994        1993
                                          ---------   ---------
        Deferred and prepaid costs        $ 148,150   $ 112,157
        Goodwill and other intangibles       29,741      31,601
                                          ---------   ---------
                                            177,891     143,758
        Less accumulated amortization        75,321      56,834
                                          ---------   ---------
                                          $ 102,570   $  86,924
                                          =========   =========

PAGE

Note 6--Debt

        Debt at December 31, 1994 and 1993, consists of the following:

                                             1994        1993
                                          ---------   ---------
        Debt due within one year:

        Loans payable to banks
          under a revolving credit
          agreement bearing interest
          at a weighted average rate
          of 6.88% and 3.70%,
          respectively                    $  50,000   $  10,000
        Loans payable to banks under
          uncommitted borrowing
          facilities bearing interest
          at weighted average rates of
          6.58% and 3.55%, respectively      55,950      39,250
        Commerical papaer bearing
          interest at a weighted average
          rate of 3.60%                          -       13,020
                                          ---------   ---------
                  Short term debt           105,950      62,270
                                          ---------   ---------
        Current portion of long-term debt    11,164       3,917
                                          ---------   ---------
                                          $ 117,114   $  66,187
                                          =========   =========
        Long-term debt:

        Senior notes bearing interest
          at 9.33%, with annual serial
          maturities from 1995 through
          2001                            $  50,000   $  50,000
        Economic development revenue
          bonds (tax-exempt) bearing
          interest at a weighted average
          rate of 7.17%, with annual
          serial maturities from 1993
          through 1999 and a term maturity
          in 2004, less unamortized
          discount of $146 and $163 in
          1994 and 1993, respectively, to
          yield an effective rate of 7.29%    8,699       9,277
        Economic development revenue
          bonds (taxable) bearing interest
          at 9.10%, with annual sinking
          fund payments required in 1993
          through 2004, less unamortized
          discount of $143 and $159 in
          1994 and 1993, respectively, to
          yield an effective rate of 9.35%    6,072       6,431
        Notes payable to former
          shareholders of The Paper
          Factory of Wisconsin, Inc.
          bearing interest at 5.01%,
          payable in annual installments
          of $2,019                           6,056       8,075
        Industrial revenue bonds bearing
          interest at 9.25%, payable in
          semi-annual installments of $300,
          secured by plant and equipment
          with a carrying value of $6,171
          and $6,275 at December 31, 1994
          and 1993, respectively              2,400       3,000
        Urban development action grant
          bearing interest at 8.00%,
          payable in quarterly
          installments, secured by land,
          building and equipment with a
          carrying value of $15,851 and
          $16,183 at December 31, 1994 and
          1993, respectively                    472         682
        Other notes bearing interest at a
          weighted average rate of 5.20%,
          payable in quarterly
          installments, secured by the same
          assets securing the industrial
          revenue bonds                         698         817
                                          ---------   ---------
                                             74,397      78,282
        Less portion due within one year     11,164       3,917
                                          ---------   ---------
                                          $  63,233   $  74,365
                                          =========   =========

PAGE

     In 1993, the Company entered into a three-year revolving credit agreement, replacing a similar existing facility, which expires April 26, 1996. The amount which can be borrowed under this agreement is $210,000.

     The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's gross long-term debt at December 31, 1994 was $76,716.

     The Company periodically has entered into interest rate swap or derivative transactions with the intent to manage the interest rate sensitivity of portions of its debt. On March 4, 1994, the Company felt compelled to enter into two interest rate derivative transactions to cap its exposure on two prior uncapped interest rate derivative transactions that had a negative market value in excess of $17,000. These two new transactions imposed caps on the Company's total exposure and replaced the previous uncapped positions that were entered into subsequent to December 31, 1993 in an attempt to limit the Company's exposure against rising short-term interest rates.

     In September 1994, the Company filed suit against Bankers Trust Company and its affiliate BT Securities (Bankers Trust) alleging that in connection with the sale of these and earlier derivatives to the Company, Bankers Trust had breached fiduciary duties, made fraudulent representations, and failed to make adequate disclosures, in violation of common law and statutory obligations to the Company. The suit was settled on November 23, 1994. The Company agreed to pay Bankers Trust $6,180 which included $3,344 of cash payments made to the Company which had been recorded as gains with respect to a number of earlier transactions. In return, the remaining transactions were terminated with no further liability to the Company. See Note 13.

     At December 31, 1994, the Company had two outstanding interest rate swap positions with a total notional amount of $4,800. These two agreements, with terms similar to the related bonds, are constituted as hedges and effectively reduce the Company's interest on $2,400 of industrial revenue bonds from 9.25% to 6.67% through February 1998.

     The annual principal payments due on long-term debt for each of the years in the five-year period ended December 31, 1999, are $11,164, $11,269, $11,116, $9,205 and $8,713, respectively.

     Capitalized interest for the year ended December 31, 1992 was $74. No interest was capitalized for the years ended December 31, 1994 and 1993.

     The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income
(loss), stock sales and certain restricted investments. At December 31, 1994, the amount of unrestricted retained earnings available for dividends was $20,250.
PAGE

Note 7--Income Taxes
     The Company adopted the provisions of SFAS No. 109 effective January 1, 1992, and recorded a credit of $1,038 and increased net income per share by $.06 for the cumulative effect of this change in accounting principle. There was no effect on income before income taxes for the year ended December 31, 1992, resulting from the adoption of SFAS No. 109.

     The provision for income taxes for the years ended December 31, 1994, 1993 and 1992 consists of the following:


                                            1994         1993         1992
                                         ---------    ---------    ---------
        Federal:
          Current                        $   1,574    $  17,903    $   7,257
          Deferred                         (14,530)      (8,450)      (4,594)
          Alternative minimum tax
           credit carryforward                (200)          -            -
          Deferred investment
           tax credits, net                   (100)        (122)        (124)
                                         ---------   ---------    ---------

                                           (13,256)       9,331        2,539
          Change in valuation
           allowance                          (924)       1,600           -
                                         ---------    ---------    ---------

                                           (14,180)      10,931        2,539
                                         ---------    ---------    ---------
        State and local:
          Current                              649        4,532        2,093
          Deferred                          (3,239)      (1,708)      (1,076)
                                         ---------    ---------    ---------
                                            (2,590)       2,824        1,017
        Change in valuation
         allowance                            (211)         365           -
                                         ---------    ---------    ---------
                                            (2,801)       3,189        1,017
                                         ---------    ---------    ---------
        Foreign:
          Current                               -            -            -
          Deferred                              -            89          (89)
                                         ---------    ---------    ---------
                                                -            89          (89)
                                         ---------    ---------    ---------
                                         $ (16,981)   $  14,209    $   3,467
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
                                                      =========

     Tax laws raised the statutory tax rate for corporations from 34% to 35%, retroactive to January 1, 1993. Partially offsetting the adverse impact of the 1% increase in effective tax rates in 1993 and future periods is the favorable adjustment of $700 recorded in 1993 due to the revaluation of certain deferred tax assets.

     The effective income tax rate for the years ended December 31, 1994, 1993 and 1992, varied from the statutory federal income tax rate as follows:


                                            1994         1993         1992
                                         ---------    ---------    ---------
        Statutory federal
          income tax rate                    35.0%        35.0%        34.0%
        State and local income taxes,
          net of federal income tax
          benefit                             4.0          7.0          6.8
        Nondeductible foreign losses         (2.6)         2.6           -
        Other                                 0.8          3.6         (1.9)
                                         ---------    ---------    ---------
                                             37.2%        48.2%        38.9%
                                         =========    =========    =========


     The above schedule includes the effect of a foreign net operating loss for which no benefit has been provided.

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws.
PAGE

     The net deferred taxes are comprised of the following:

                                             1994        1993
                                          ---------   ---------
        Current deferred taxes:
                Gross assets              $  49,708   $  37,573
                Alternative minimum
                 tax carryforward               200          -
                Gross liabilities            (1,133)       (777)
                                          ---------   ---------
                                             48,775      36,796
                                          ---------   ---------
        Noncurrent deferred taxes:
                Gross assets                 19,338      14,462
                Valuation allowance            (830)     (1,965)
                Gross liabilities           (10,126)    (11,241)
                Deferred investment
                  tax credits                  (302)       (402)
                                          ---------   ---------
                                              8,080         854
                                          ---------   ---------
                                          $  56,855   $  37,650
                                          =========   =========

     The Company did not record any valuation allowances against U.S. deferred tax assets at January 1, 1992 or December 31, 1992, due to the substantial amounts of taxable income generated over the last three to five years. The Company has recorded a valuation allowance with respect to the deferred tax assets reflected in the table below as a result of recent capital losses and uncertainties with respect to the amount of taxable capital gain income which will be generated in future years.
PAGE

     The tax balances of significant temporary differences representing deferred tax assets and liabilities for the years ended December 31, 1994 and 1993 were as follows:

                                             1994        1993
                                          ---------   ---------
        Reserve for returns, allowances,
          cash discounts and doubtful
          accounts                        $  29,203   $  22,279
        Reserve for inventories
          and related items                   8,940       7,655
        Postretirement benefits               1,991       1,885
        Depreciation of plant
          and equipment                      (9,999)    (11,078)
        Reserve for display fixtures          1,605       1,644
        Accrued compensation and benefits    14,068      10,854
        Sales agreement payments due          5,638       1,504
        Other accruals and reserves           6,341       5,274
        Alternative minimum tax
          carryforward                          200          -
        Deferred investment tax credits        (302)       (402)
                                          ---------   ---------
                                             57,685      39,615
        Valuation allowance                    (830)     (1,965)
                                          ---------   ---------
                                          $  56,855   $  37,650
                                          =========   =========

Note 8--Other Current Liabilities
     Other current liabilities at December 31, 1994 and 1993, consist of the following:

                                             1994        1993
                                          ---------   ---------
        Customer allowances               $  20,495   $  18,956
        Sales agreement payments due
          within one year                    17,048       3,959
        Compensation, payroll taxes
          and related withholdings           13,842      14,110
        Accrued insurance                     9,766       7,454
        Property and other taxes              5,322       4,924
        Accrued interest                      3,935       2,826
        Other                                16,582       8,250
                                          ---------   ---------
                                          $  86,990   $  60,479
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

     The following table sets forth the Retirement Plan's funded status on the measurement dates, December 31, 1994 and September 30, 1993, and a reconciliation of the funded status to the amounts recognized in the Company's consolidated balance sheets at December 31, 1994 and 1993:

                                             1994        1993
                                          ---------   ---------
        Actuarial present value of
          benefit obligations:
                Vested benefit obligation $  44,558   $  49,995
                                          =========   =========
                Accumulated benefit
                  obligation              $  48,221   $  54,203
                                          =========   =========
                Projected benefit
                  obligation for services
                  rendered to date        $  60,354   $  66,183
        Plan assets at fair market value     58,465      62,106
                                          ---------   ---------
        Plan assets less than projected
          benefit obligation                  1,889       4,077
        Unrecognized net asset at
          January 1, 1986, being
          recognized over 9.9 years             413         873
        Unrecognized prior service cost      (1,511)     (1,852)
        Unrecognized net gain resulting
          from experience different from
          assumed and effects of changes
          in assumptions                      9,425       4,565
                                          ---------   ---------
        Accrued pension expense included
          in other liabilities            $  10,216   $   7,663
                                          =========   =========


     The fair market value of the Retirement Plan's assets at December 31, 1994 and 1993, was $58,235 and $61,559, respectively. The changes in asset values relative to the measurement dates are primarily due to fluctuations in the market value of the plan's equity investments. PAGE

     In 1990, the Company established a nonqualified defined benefit plan for employees whose benefits under the Retirement Plan are limited by provisions of the Internal Revenue Code. Additionally in 1990, the Company established a nonqualified defined benefit plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under other Company plans. A nonqualified plan was also established to provide retirement benefits for members of the Company's Board of Directors who are not covered under any of the Company's other plans. All plans established in 1990 were unfunded at December 31, 1994 and 1993, although assets for those plans are held in certain grantor tax trusts known as "Rabbi" trusts. These assets are subject to claims of the Company's creditors but otherwise must be used only for purposes of providing benefits under the plans.

     The following table sets forth the nonqualified defined benefit plans' benefit obligations on the measurement dates, December 31, 1994 and September 30, 1993, and a reconciliation of those obligations to the amounts recognized in the Company's consolidated balance sheets at December 31, 1994 and 1993:

                                             1994        1993
                                          ---------   ---------
        Actuarial present value of
          benefit obligations:
                Vested benefit obligation $   2,829   $   3,431
                                          =========   =========
                Accumulated benefit
                  obligation              $   3,867   $   4,396
                                          =========   =========
                Projected benefit
                  obligation for services
                  rendered to date        $   4,692   $   5,321
        Plan assets at fair market value         -           -
                                          ---------   ---------
        Unfunded projected
          benefit obligation                  4,692       5,321
        Unrecognized prior service cost      (1,899)     (2,254)
        Unrecognized net gain (loss)
          resulting from experience
          different from assumed and
          effects of changes in
          assumptions                           223        (834)
                                          ---------   ---------
        Accrued pension expense included
          in other liabilities            $   3,016   $   2,233
                                          =========   =========


     The assumed weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the plans was 8.5% and 5.0% in 1994 and 7.0% and 5.0% in 1993, respectively. The assumed long-term rate of return on plan assets used for valuation purposes was 9.0% for 1994 and 1993.
PAGE

     A summary of the components of net pension expense for all of the Company's defined benefit plans for the years ended December 31, 1994, 1993 and 1992, is as follows:


                                            1994         1993         1992
                                         ---------    ---------    ---------
        Service cost-benefits earned
          during the period              $   3,285    $   2,917    $   2,834
        Interest cost on projected
          benefit obligation                 5,339        5,092        4,758
        Net amortization and deferral          139          128          159
        Expected return on plan assets      (5,340)      (4,941)      (4,610)
        Curtailments                           284           -            -
                                          --------    ---------    ---------
                                          $  3,707    $   3,196    $   3,141
                                          ========    =========    =========

     The Company has a defined contribution pension plan for employees who are members of a collective bargaining unit. Benefits under this plan are determined based upon years of service and an hourly contribution rate. Pension expense for this plan for the years ended December 31, 1994, 1993 and 1992, was $409, $451 and $479,
respectively.

     During 1994, Cleo offered a voluntary early retirement program to eligible employees resulting in curtailments of certain employee benefit plans. Consequently, the Company recognized curtailment losses of $284 and $68 in a defined benefit plan and medical and life insurance plan, respectively, for the year ended December 31, 1994.

     The Company has two defined contribution plans pursuant to
Section 401(k) of the Internal Revenue Code. The plans provide that employees meeting certain eligibility requirements may defer a portion of their salary subject to certain limitations. The Company pays certain administrative costs of the plans and contributes to the plans based upon a percentage of the employee's salary deferral and an annual additional contribution at the discretion of the Board of Directors. The total expense for these plans for the years ended December 31, 1994, 1993 and 1992, was $550, $501 and $481,
respectively.
PAGE

     In addition to providing pension benefits, the Company provides medical and life insurance benefits for certain eligible employees upon retirement from the Company. Substantially all employees may become eligible for such benefits upon retiring from active employment of the Company. Medical and life insurance benefits for employees and retirees are paid by a combination of company and employee or retiree contributions. Retiree insurance benefits are provided by insurance companies whose premiums are based on claims paid during the year. The Company adopted the provisions of SFAS No. 106 effective January 1, 1992. This standard requires companies to accrue an actuarially determined charge for postretirement benefits during the period in which active employees become eligible, under existing plan agreements, for such future benefits. The cumulative effect of this change resulted in a charge to net income of $2,487 or $.15 per share after taxes of $1,609. Prior to January 1, 1992, the Company recognized these costs, which were not significant to operations, on a cash basis.

     Net periodic cost of these benefits for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                             1994        1993        1992
                                          ---------   ---------   ---------
        Service cost-benefits earned
          during the period               $     171   $     148   $     139
        Interest cost on
          accumulated benefits                  363         470         343
        Net amortization                         42          61          -
        Curtailments                             68          -           -
                                          ---------   ---------   ---------
                                          $     644   $     679   $     482
                                          =========   =========   =========

     A reconciliation of the accumulated postretirement benefit obligation (APBO) measured as of December 31, 1994 and September 30, 1993 to the Company's consolidated balance sheets at December 31, 1994 and 1993 is as follows:

                                             1994        1993
                                          ---------   ---------
        Retirees                          $   2,602   $   3,514
        Fully eligible active employees       1,146       1,228
        Other active employees                  885       1,084
                                          ---------   ---------
        Accumulated benefit obligation        4,633       5,826
        Unrecognized prior service cost        (713)       (771)
        Unrecognized net loss                 1,114        (383)
                                          ---------   ---------
        Accrued APBO included in
          other liabilities               $   5,034   $   4,672
                                          =========   =========

PAGE

     The accumulated benefit obligation for 1994 and 1993 was determined using the following assumptions:

                                1994                  1993
                         ----------------      ------------------
     Discount rate              8.5%                   7%
     Health care cost    10% for 1995          11% for 1994
     trend rate          graded down per       graded down 1% per
                         year to 6% in the     year to 5% in the
                         year 2002, 5.5%       year 2000, 5%
                         thereafter            thereafter

     The health care cost trend rate assumption does not have a significant effect on the amounts reported. For example, a 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1994, and the net periodic cost for the year then ended by approximately 5% and 4%, respectively.

     Effective January 1, 1994, the Company adopted SFAS No. 112 - "Employers' Accounting for Postemployment Benefits." The statement requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. The Company previously accounted for a certain portion of these postemployment benefits on a pay-as-you-go-basis. Adoption of SFAS No. 112 did not have a material effect on the consolidated financial statements of the Company.


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
PAGE

     A summary of stock option activity during the years ended
December 31, 1994, 1993 and 1992, is as follows:


                                          1994            1993         1992
                                        ----------     ---------    ---------
        Number of options to purchase
          common stock:
                Outstanding at
                  beginning of year     1,063,042      1,073,470      646,958
                Granted                   597,500         47,500      534,900
                Exercised                 (46,263)       (26,348)     (93,021)
                Expired                  (292,660)       (31,580)     (15,367)
                                         --------      ---------    ---------
        Outstanding at end of year      1,321,619      1,063,042    1,073,470
                                        =========      =========    =========
        Exercisable at end of year      1,321,619        666,594      439,641
                                        =========      =========    =========

     The exercise prices of options granted in 1994 ranged from $13.88 to $21.13. The exercise prices of options granted in 1993 ranged from $18.88 to $21.25 and the exercise price of options granted in 1992 ranged from $18.38 to $28.63. Options exercised were at prices of $2.38 to $22.50, in 1994, 1993 and 1992. Options outstanding at December 31, 1994, are at prices ranging from $11.38 to $28.63.

     Under certain stock incentive plans, the Company may grant the right to purchase restricted shares of its common stock. Such shares are subject to restriction on transfer and to repurchase by the Company. The purchase price of restricted shares is determined by the Company and may be nominal. In 1992, 5,000 restricted shares were purchased at a price of $1.00 per share. No restricted shares were purchased in 1994 or 1993.

     At December 31, 1994, 308,662 shares were available under the stock option and incentive plans, of which 216,369 shares could be issued as restricted shares.

Stock rights
     On December 4, 1987, the Company's Board of Directors declared a dividend distribution of one right for each outstanding share of the Company's common stock to stockholders of record on December 21, 1987. Each right entitles the holder to purchase, for the exercise price of $40 per share, 1/100th of a share of Series A Preferred Stock. Until exercisable, the rights are attached to all shares of the Company's common stock outstanding.
PAGE

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

     Rental expense for the years ended December 31, 1994, 1993 and 1992, on all real and personal property, was $24,493, $20,297 and $15,846, respectively. Minimum future annual rentals under noncancellable leases for each of the years in the five-year period ended December 31, 1999 are $20,757, $18,290, $14,712, $11,744 and
$9,835, respectively.  After 1999, these commitments aggregate
$17,752.

Contract commitments
     The Company has several long-term customer sales agreements which require payments and credits for each of the years in the five-year period ended December 31, 1999, of $17,048, $6,439, $4,929, $4,724 and
$2,922, respectively. After December 31, 1999, these commitments aggregate $2,093. All of these amounts have been recorded as other current liabilities or other liabilities in the accompanying consolidated balance sheet as of December 31, 1994.
PAGE

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


Note 12--Legal Proceedings

     On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an overstatement of the Company's previously reported 1993 consolidated net income. See Note 1.

     Immediately following the announcement of the inventory misstatement at Cleo, five purported class actions were commenced by certain stockholders against the Company and its Chairman, President and Chief Executive Officer in the United States District Court for the Southern District of Ohio. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed on October 7, 1994 (In Re Gibson Securities Litigation). This Complaint alleged violations of the federal securities laws and sought unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed an Answer denying any wrongdoing, a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company and a motion to dismiss one count of the Complaint. On December 6, 1994 the Court ruled that neither of the two named plaintiffs qualified as a class representative. On March 3, 1995 the Court granted plaintiffs' Motion for Leave to File An Amended Complaint to name a substitute class representative.

     The SEC is conducting a private investigation to determine whether the Company or any of its officers, directors and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the derivative transactions discussed in Note 6 and the Company's public statements and accounting with respect thereto. The Company is cooperating in such investigation.
PAGE

     On September 12, 1994 the Company filed suit against Bankers Trust Company and its affiliate BT Securities in the United States District Court for the Southern District of Ohio (Gibson Greetings, Inc. v. Bankers Trust Company and BT Securities Corporation) alleging that in connection with the sale of derivatives to the Company they had breached fiduciary duties, made fraudulent misrepresentations, and failed to make adequate disclosures, in violation of common law and statutory obligations to the Company. The suit sought damages and asked that the court declare the Company's existing derivative transactions with Bankers Trust to be unenforceable. Bankers Trust filed an Answer denying the allegations and a counterclaim seeking enforcement of the existing derivative transactions. On November 23, 1994 the Company settled its claims against Bankers Trust. As part of the settlement, the Company paid Bankers Trust $6,180, which included the reimbursement of approximately $3,344 of cash payments previously made to the Company by Bankers Trust and recorded as income in 1993. In return, the remaining transactions were terminated with no further liability to the Company.

     In March 1995 the previously reported litigation captioned Rocks
v. Gibson Greetings, et al. was voluntarily dismissed by the plaintiff with the Court's approval.

     On April 10, 1995, two purported class action lawsuits were commenced against the Company, its Chairman, President and Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of Ohio (Kurtz v. Gibson Greetings, Inc., et al. and Komine v. Gibson Greetings, Inc., et al.) The Complaints allege violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. The Company intends to defend the suits vigorously.

     The litigation described above is in early stages of proceedings. Accordingly, management is unable to predict their likely effect upon the Company's results of operations and financial condition.

     In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought include back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees. In February 1990, the General Counsel of the National Labor Relations Board (NLRB) issued a complaint based on certain of the allegations of these charges (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Firemen and Oilers, AFL-CIO, Cases 9-CA-26706, 27660, 26875). On December 18, 1991, an Administrative Law Judge of the NLRB issued a recommended order, which included reinstatements and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. An appeal was filed in the United States Court of Appeals for the District of Columbia Circuit. The Company believes it has substantial defenses to the charges, and these defenses were presented in briefs and in appellate oral argument which was heard on September 14, 1994. A decision is expected in 1995. Management does not believe that an adverse outcome as to this matter would have a material adverse effect on the Company's net worth or total cash flows; however, the impact on the statement of operations in a given year could be material.
PAGE

     In addition, the Company is a defendant in certain other litigation.


Note 13--Subsequent Event

     As discussed in Note 12, the SEC is investigating the Company's accounting and reporting of derivative transactions during the year ended December 31, 1993.

     In an institution and settlement of administrative proceedings dated December 22, 1994 against Bankers Trust (the Bankers Trust Order), the SEC alleged that Bankers Trust misled the Company about the value of the Company's derivative positions by providing the Company with fair values that were significantly different from the values determined by Bankers Trust's computer model and recorded on Bankers Trust's financial records, which difference of $4,571 as of December 31, 1993 resulted in a significant understatement of the magnitude of the Company's losses. In late March 1995, the SEC advised the Company that it believed that the Company should restate its 1993 consolidated financial statements due to the SEC's allegation that Bankers Trust caused the Company to materially understate its unrealized losses related to certain derivative transactions during 1993.

     The Company has restated the accompanying 1993 year-end consolidated financial statements to reflect derivative values based on Bankers Trust's computer model as set forth in the Bankers Trust Order. Such restatement resulted in a $4,571 reduction in previously reported 1993 consolidated net income and a corresponding decrease in 1994 consolidated net loss. This restatement, coupled with the November 23, 1994 settlement between the Company and Bankers Trust, as discussed in Note 12, resulted in a net gain (loss) on derivative transactions and settlement in 1994 and 1993 of $1,641 and ($5,689), respectively, as shown in the accompanying consolidated statements of operations.

     Bankers Trust has yet to provide the Company and its independent auditors with either support for the $4,571 differential or with the effects of such net differential on the Company's 1994 and 1993 consolidated quarterly results. Accordingly, the Company has prepared its 1994 and 1993 annual consolidated financial statements based solely on the net differential amount contained in the Bankers Trust Order. The Company has had continuing discussions with the SEC regarding the Company's ongoing attempts to obtain supporting year-end and quarterly amounts from Bankers Trust in order to complete the 1994 and 1993 consolidated financial statements so that the Company's independent auditors can complete their audits of such consolidated financial statements.

PAGE

Note 14--Quarterly Financial Data (Unaudited)

(Dollars in
thousands except       First      Second       Third      Fourth
per share amounts)    Quarter     Quarter     Quarter     Quarter     Year
                     --------    --------    --------    --------    --------
1994 (1)
- -------------------
Net sales            $ 93,187    $ 90,506    $152,881    $211,468    $548,042
Total revenues         93,429      90,648     153,026     211,692     548,795
Cost of products
  sold                 36,028      43,538      86,480     143,993     310,039
Net income (loss) (1)                                                 (28,603)
Net income
  (loss) per share (1)                                                  (1.77)


1993 (As restated) (1)
- -------------------
Net sales            $ 84,896    $ 83,796    $142,137    $235,336    $546,165
Total revenues         84,907      83,964     142,296     235,759     546,926
Cost of products
  sold                 30,996      30,813      77,519     137,781     277,109
Net income (loss) (1)                                                  15,268
Net income
  (loss) per share (1)                                                   0.95


[FN]

     (1) As discussed in Note 13 of the Notes to the Consolidated Financial Statements, Bankers Trust has not provided the Company with quarterly fair values of certain derivative transactions. Such fair values are required for the Company to determine the quarterly impact of the restatement described in Note 13.


PAGE

Independent Auditors' Report


The audits of the consolidated financial statements, as restated, for the years ended December 31, 1994 and 1993 have not been completed due to matters discussed in Note 13 of the Notes to Consolidated Financial Statements. Auditors' reports will be filed in an amended Form 10-K as soon as possible after the Company's independent auditors have completed their audits of such financial statements.

PAGE

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     The disclosure called for by this item has been previously reported in the Company's Current Report on Form 8-K, as amended, dated September 29, 1994.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Board of Directors of the Company (at April 1,1995) are as
                               follows:

     THOMAS M. COONEY, age 69. Mr. Cooney was the Company's Chairman of the Board from 1986 until 1989 and currently serves as Chairman Emeritus of the Company and as President of Gibson Foundation, Inc., a charitable foundation established by the Company. He joined the Company as its President and Chief Executive Officer in 1978 and served as President until 1986 and as Chief Executive Officer until 1987. He is also a director of Genovese Drug Stores, Inc. Mr. Cooney has been a director of the Company since 1982 and a member of the Nominating Committee since 1990.

     CHARLES D. LINDBERG, age 66. Mr. Lindberg has been a partner in the law firm of Taft, Stettinius & Hollister, counsel to the Company, for more than the past five years and currently serves as Managing Partner. He has been a director of the Company since May 1991 and has been a member of the Audit Committee since 1994.

     ALBERT R. PEZZILLO, age 66. Mr. Pezzillo is currently a business consultant. He retired in 1990 from his position as Senior Vice President of American Home Products Corporation, a manufacturer and marketer of ethical pharmaceuticals, medical supplies and hospital, consumer health care, food and household products. Prior to joining American Home Products in 1981, he held a variety of executive positions with Warner Lambert Company and Colgate Palmolive Company. Mr. Pezzillo became a director of the Company in April 1990. He has been a member of the Audit Committee since 1990 and a member of the Compensation Committee since 1994.

     CHARLOTTE A. ST. MARTIN, age 49. Ms. St. Martin has been Executive Vice President of Loews Hotels and President and Chief Executive Officer of Loews Anatole Hotel, Dallas, Texas, since 1989. Previously she served Loews Hotels in a variety of other executive capacities. Loews Hotels owns and operates fourteen hotels nationally and internationally. Ms. St. Martin is also a former President of the Dallas Convention and Visitors' Bureau. She has been a director of the Company since August 1993 and a member of the Compensation Committee since 1994.
PAGE

     BENJAMIN J. SOTTILE, age 57. Mr. Sottile has been the Company's Chairman of the Board since 1989, its Chief Executive Officer since 1987 and its President since 1986. From 1986 to 1987 he was the Company's Chief Operating Officer. Mr. Sottile was President of Group I, Revlon Beauty Group, Revlon Corp., a manufacturer of cosmetic and beauty supplies, from 1984 to 1986. From 1981 to 1984 he was a Senior Vice President of Warner Communications, Inc., where he was chiefly responsible for the operating activities of consumer product companies including The Franklin Mint, Warner Cosmetics and Fragrances and Knickerbocker Toy Company. He became a director of the Company in January 1987 and has been a member of the Nominating Committee since 1989.

     FRANK STANTON, age 65. Until his retirement in 1990, Mr. Stanton had served as Chairman and Chief Executive Officer of MRB Group, Inc., a world-wide media and marketing research organization, which he founded in 1987. From 1974 until 1989 he was President and Chief Executive Officer of Simmons Market Research Bureau, a leading rating service for the magazine industry and now a subsidiary of MRB Group, Inc. He has been a director of the Company since June 1985. He has been a member of the Audit and Compensation Committees since 1986.

     ROGER T. STAUBACH, age 53. Mr. Staubach has been Chairman of the Board and Chief Executive Officer of The Staubach Company, a Dallas, Texas-based integrated real estate service company, since 1990. He was President of that company from 1981 until 1990 and was active in other real estate brokerage businesses prior to 1981. From 1969 through 1979 he was a member of The Dallas Cowboys professional football team. He is also a director of Brinker International, Inc., Columbus Realty Trust, First USA, Inc., Halliburton Company and Life Partner's Group, Inc. Mr. Staubach became a director of the Company in January 1992. He has been a member of the Nominating Committee since 1994.

     C. ANTHONY WAINWRIGHT, age 61. Mr. Wainwright has been Chairman of Compton Partners, Saatchi & Saatchi (formerly Campbell-Mithun-Esty), a national advertising agency, since May 1994. He had served as Vice Chairman of that company since 1989. From 1980 until 1989 he was President, Chief Operating Officer and a director of The Bloom Companies, Inc., a holding company for a national advertising agency group. Prior to 1980, Mr. Wainwright held various executive positions with companies in the advertising and marketing industries. He is also a director of American Woodmark Corporation, Del Webb Corp. and Specialty Retail Group, Inc. He has been a director of the Company since March 1988 and has been a member of the Compensation Committee since 1993 and a member of the Nominating Committee since 1991.
PAGE

     The Executive Officers of the Company (at April 1,1995) are as follows:

        Name                      Age             Title
        -------------------       ---             ----------------------------
        Benjamin J. Sottile        57             Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer

        William L. Flaherty        47             Vice President, Finance and
                                                  Chief Financial Officer

        Nelson J. Rohrbach         54             Vice President

        Stephen M. Sweeney         58             Vice President, Human
                                                  Resources


Information about Mr. Sottile is given above.

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

     NELSON J. ROHRBACH. Mr. Rohrbach has been a Vice President of the Company since April 21, 1994 and President and Chief Executive Officer of Cleo, Inc. since April 12, 1994. Prior to that time, he served as the President and Chief Executive Officer of The Paper Factory of Wisconsin, Inc. (1989 - 1994) , a factory outlet chain acquired by the Company in 1993. Mr. Rohrbach continues to serve as The Paper Factory's Chief Executive Officer. From 1980 to 1989 he served as President of CPS/Artfaire, a manufacturer of personal expression products.

     STEPHEN M. SWEENEY.  Mr. Sweeney joined the Company as Vice
President, Human Resources in 1987. He held similar positions with Coca Cola Enterprises, Inc. from 1985 until 1987, the Tribune Company from 1983 until 1985 and Contel, Inc. from 1976 to 1983.

     Officers serve with the approval of the Board of Directors.

Compliance with Section 16(a) of the Securities and Exchange Act of
1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the SEC. These persons also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
PAGE

     Based upon a review of such forms and written representations from its executive officers and directors, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis during and for 1994 except that a 1993 stock option grant was not timely reported by Mr. William L. Flaherty and Form 3 was filed after its due date by Mr. Anthony L. Forcellini.


Item 11.  Executive Compensation

     Summary Information. The following table sets forth, for each of the three years in the period ending December 31, 1994, amounts of cash and certain other compensation paid by the Company in respect of the year to (i) Mr. Sottile, (ii) each of the three other executive officers of the Company who were serving as executive officers at the end of 1994 and whose 1994 salary and bonus exceeded $100,000, and
(iii) Ralph J. Olson, an executive officer of the Company until November 1994. Mr. Sottile and these other persons are sometimes referred to hereafter as the "named executive officers."

                                                                    Long Term
                                                                   Compensation
                                     Annual Compensation              Awards
                                ------------------------------   ------------------
                                                                            Secur-
                                                       Other                 ities      All
                                                       Annual    Restricted  Under-    Other
                                                       Compen-   Stock       lying     Compen-
Name and Principal                Salary     Bonus     sation    Award(s)   Options    sation
Position                  Year     ($)        ($)      ($)(1)    ($)(2)       (#)      ($)(3)
- -----------------------   ----   --------   --------   -------   -------   --------   --------
Benjamin J. Sottile       1994   $462,900      ---       ---       ---       30,000   $ 53,025
Chief Executive Officer
                          1993   $427,400   $260,000     ---       ---        ---     $ 53,669

                          1992   $414,675   $200,000     ---       ---       45,000   $ 15,196

William L. Flaherty (4)   1994   $179,375      ---     $24,353     ---       12,000   $ 52,781
Vice President
                          1993   $ 20,641   $ 50,000     ---       ---       15,000   $  6,300

Nelson J. Rohrbach (4)    1994   $228,702   $103,125     9,402     ---       45,000   $ 28,319
Vice President
                          1993   $108,173   $ 30,000     ---       ---         ---    $  1,440

Stephen M. Sweeney        1994   $154,000      ---       ---       ---       12,000   $  5,283
Vice President
                          1993   $142,875   $ 85,000     ---       ---        ---     $  5,378

                          1992   $140,771   $ 60,000     ---       ---       15,000   $  5,505

Ralph J. Olson            1994   $272,582      ---       ---       ---       15,000   $749,437
Vice President
                          1993   $264,900   $230,000     ---       ---        ---     $ 13,699

                          1992   $254,783   $105,000     ---       ---       21,000   $  3,051

[FN]
- --------------------------


(1) For 1994, perquisites did not exceed the lesser of $50,000 or 10% of salary and bonus for any named executive officer.

(2) At December 31, 1994, Mr. Sottile held 5,000 shares of restricted stock having an aggregate award value (based upon the closing price of $14.75 per share on that date for the Company's common stock less the consideration paid) of $68,750.

(3) For 1994, includes the following: (i) matching contributions to the Company's Matched PaySaver (401(k)) Plan on behalf of each of Messrs. Sottile ($1,125), Flaherty ($0), Rohrbach ($900), Sweeney ($1,125) and Olson ($0) in respect of their 1994 contributions to the Plan; (ii) group term life insurance payments for Mr. Sottile ($5,400), Mr. Flaherty ($1,827), Mr. Rohrbach ($3,245), Mr.
     Sweeney ($4,158) and Mr. Olson ($3,456); (iii) whole-life insurance premiums of $46,500 for the benefit of Mr. Sottile;
     (iv) reimbursement of temporary living and travel expenses of $49,556 for Mr. Flaherty and $24,174 for Mr. Rohrbach; (v) miscellaneous insurance-related compensation of $1,398 for Mr. Flaherty; and (vi) termination costs of $745,981 for Mr. Olson.

(4) Mr. Flaherty and Mr. Rohrbach were first employed by the Company in 1993.

PAGE

     Stock Options. The Company has six existing plans pursuant to which options for shares of common stock may be granted to key employees. These are the 1982, 1983, 1985 and 1987 Stock Option Plans and the 1989 and 1991 Stock Incentive Plans (together, the "Plans").
None of the Plans provides for the grant of stock appreciation rights ("SARs"). The following table contains information concerning stock option grants under the Plans to the named executive officers during the year ended December 31, 1994.



                                     Individual Grants (1)
                       ----------------------------------------------------
                                      % of         Exercise                    Grant
                                  Total Options      or                        Date
                       Options     Granted to       Base                      Present
                       Granted    Employees in      Price       Expiration     Value
Name                     (#)       Fiscal Year      ($/SH)         Date        $ (2)
- -------------------    -------    -------------    ---------    ----------    --------
Benjamin J. Sottile     30,000            5.2%      $17.125      6/14/04      $170,998

William L. Flaherty     12,000            2.1%      $17.125      6/14/04      $ 68,399

Nelson J. Rohrbach      30,000            5.2%      $21.125      4/10/04      $210,940
                        15,000            2.6%      $17.125      6/14/04      $ 85,499

Stephen M. Sweeney      12,000            2.1%      $17.125      6/14/04      $ 68,399

Ralph J. Olson (3)      15,000            2.6%      $17.125      6/14/04      $ 85,499


[FN]
(1) All options vest at an annual rate of one-third per year commencing (i) April 11, 1995 for Mr. Rohrbach's options that expire April 10, 2004 and (ii) June 15, 1995 for all other options. The exercise price of all options may be paid in cash or, if permitted by the Stock Option Committee, by the transfer of shares of the Company's common stock valued at their fair market value on the date of exercise. Each option becomes exercisable in full (i) if any person becomes, or commences a tender offer which could result in the person becoming, the beneficial owner of more than 50% of the outstanding shares of the Company's common stock or (ii) unless the survivor or transferee corporation agrees to continue the option, in the event of the execution of an agreement of merger, consolidation or reorganization pursuant to which the Company is not to be the surviving corporation or the execution of an agreement of sale or transfer of all or substantially all of the assets of the Company.

(2) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was used to estimate the grant date present value of the options shown. The Company's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The real value of an option, if any, depends upon the actual performance of the Company's stock during the applicable period.

(3) The options granted to Mr. Olson terminated unexercised as a result of his termination of employment with the Company.

PAGE

     With respect to each named executive officer, the following table sets forth information concerning unexercised options held at December 31, 1994. No named executive officer exercised options during 1994.


                                                      Number of
                                                     Securities
                                         Value       Underlying        Value of
                                      Realized ($)   Unexercised       Unexercised
                                        (Market        Options         In-the-Money
                                        Price on      at FY-End        Options at
                          Shares        Exercise        (#)              FY-End
                         Acquired         Less                             ($)
                       on Exercise      Exercise     Exercisable/      Exercisable/
Name                       (#)           Price)      Unexercisable     Unexercisable
- -------------------    -----------    -----------    --------------    -------------
Benjamin J. Sottile        ---            ---        205,400/45,000    $84,375/---

William L. Flaherty        ---            ---          5,000/22,000        ---/---

Nelson J. Rohrbach         ---            ---         10,000/35,000        ---/---

Stephen M. Sweeney         ---            ---         19,500/17,000     $6,750/---

Ralph J. Olson (1)         ---            ---              ---             ---/---



[FN]
(1) All options terminated unexercised prior to fiscal year-end as a result of Mr. Olson's termination of employment with the Company.

     Pension Plans. The Pension Plan Table set forth below shows estimated annual pension benefits payable to a covered participant under the Company's Retirement Income Plan (the "Retirement Plan"), a qualified defined benefit pension plan, and under the Gibson Greetings, Inc. ERISA Makeup Plan (the "Makeup Plan"), a nonqualified supplemental pension plan providing benefits that would otherwise be denied participants because of certain Internal Revenue Code limitations on qualified plan benefits. Benefits shown are computed as a straight life annuity for an employee retiring at age 65 in 1994 with no offsets.
PAGE



                         Pension Plan Table

                                         Years of Service
                -------------------------------------------------------------------------------
Remuneration       5          10          15          20          25          30          35
- ------------    -------    --------    --------    --------    --------    --------    --------
  $ 200,000     $14,190    $ 28,380    $ 42,570    $ 56,760    $ 70,950    $ 85,140    $ 99,330
    300,000      21,690      43,380      65,070      86,760     108,450     130,140     151,830
    400,000      29,190      58,380      87,570     116,760     145,950     175,140     204,330
    500,000      36,690      73,380     110,070     146,760     183,450     220,140     256,830
    600,000      44,190      88,380     132,570     176,760     220,950     265,140     309,330
    700,000      51,690     103,380     155,070     206,760     258,450     310,140     361,830
    800,000      59,190     118,380     177,570     236,760     295,950     355,140     414,330
    900,000      66,690     133,380     200,070     266,760     333,450     400,140     466,830
  1,000,000      74,190     148,380     222,570     296,760     370,950     445,140     519,330


     Benefits under the Retirement and Makeup Plans are based upon the highest average sixty consecutive months' salary and bonus (as shown on the Summary Compensation Table) during the 120 months immediately preceding retirement. Compensation covered by the Plans at the end of 1994 for each named executive officer is as follows: Mr. Sottile, $840,378; Mr. Flaherty, $301,991; Mr. Rohrbach, $216,205; and Mr.
Sweeney, $223,940. For the purpose of computing a benefit under the table above, on December 31, 1994, Mr. Sottile had 8 years of credited service, Mr. Flaherty, 1 year, Mr. Rohrbach, 1 year, and Mr. Sweeney,
7 years. Covered compensation amounts differ from amounts shown on the Summary Compensation Table due to differences in the recognition of pensionable earnings.

     In addition to the Retirement Plan and the Makeup Plan, certain executives designated by the Compensation Committee are eligible for benefits under the Company's Supplemental Executive Retirement Plan
(the "SERP"), which was adopted to attract and retain highly qualified executives by providing retirement benefits at levels which the Company believes to be competitive. A participant in the SERP who retires at age 65 is entitled to receive supplemental retirement benefits equal to the difference between (i) that percentage of the participant's final monthly average earnings (as defined in the Retirement Plan without regard to certain limitations imposed by the Internal Revenue Code on qualified plans) determined by crediting 2%, 1-2/3% and 1-1/3% per year, respectively, for each of the first 10, next 10 and next 10 years of credited service, up to a maximum of 30 years of credited service (the "SERP percentage") and (ii) the aggregate of the participant's monthly benefits from the Retirement
Plan and the Makeup Plan plus supplemental retirement benefits under any individual agreement with the Company. The SERP provides for adjustments to the basic benefit formula in the event of a participant's early retirement, disability retirement, death or other termination of employment. At the normal retirement age each named executive officer's years of credited service and SERP percentage will be as follows: Mr. Sottile, 16 years and 30%; Mr. Flaherty, 19 years and 36%; Mr. Rohrbach, 12 years and 21%; and Mr. Sweeney, 14 years and
26%.
PAGE

     At the time of his termination of employment with the Company, Mr. Olson had no vested benefits under any of the Company's retirement plans.

     Employment Contracts. Each of the named executive officers has or had an employment agreement with the Company. Mr. Sottile's agreement runs from April 1, 1993 until March 31, 1998, and renews automatically from year to year thereafter unless notice is given by either party. The agreement sets a minimum annual base salary of $430,000, subject to increase from time to time, and provides for an annual incentive bonus based upon a plan to be approved annually by the Company's Compensation Committee. Mr. Sottile's agreement further provides that if any person gains control of 50% or more of the voting power of the Company's securities and thereafter his employment terminates, he is entitled under specified circumstances to be paid
$1.5 million; such amount is to be increased by an additional amount related to the excise tax which would be imposed by the Internal
Revenue Code upon excess "parachute" payments.

     Mr. Flaherty's employment agreement currently expires on November
17, 1996. If not terminated prior to November 17, 1995, it will continue indefinitely until terminated by the Company upon one year's advance written notice or as otherwise provided therein. The agreement provides for an annual salary of $175,000 (subject to increase by the Company from time to time) and participation in the Company's incentive bonus plan. It also provides for severance pay equal to six months' salary in the event that the Company elects not to extend the initial term or in the event of death and for severance pay equal to one year's salary (subject to certain offsets) in the event of a change in control of the Company.

     Mr. Rohrbach's employment agreement is for a three-year term, expiring May 31, 1997; thereafter, it extends indefinitely until terminated by Cleo upon one year's advance written notice. The agreement provides for an annual salary of $240,000, subject to review from time to time, and for participation in the Company's incentive bonus plan. Mr. Rohrbach previously was President of The Paper
Factory, which was acquired by the Company in June 1993, and currently serves as President and Chief Executive Officer of Cleo. His agreement provides for a 1994 minimum bonus amount equal to that which he would have received pursuant to The Paper Factory's bonus plan had he remained as President of The Paper Factory throughout 1994. The employment agreement also provides for a payment equal to six months' salary in the event of death.

     Mr. Sweeney's employment agreement provides for a base annual salary of $136,000, subject to increase by the Company from time to time, and for participation in the Company's incentive bonus plan.
The agreement is subject to termination by the Company upon one year's advance written notice and as is otherwise provided therein. Mr.
Sweeney's agreement also provides that he is entitled to one year's salary (subject to offset under certain circumstances) if he is not retained in substantially the same capacity and salary for at least six months after any person becomes the beneficial owner of 50% or more of the Company's securities.

     The Company's employment agreements also generally provide additional miscellaneous compensation in the form of some combination of perquisites such as club membership fees, use of automobiles, insurance benefits and tax and estate planning services.
PAGE

     Mr. Olson had an employment agreement with the Company, originally entered into in 1991, providing for an annual salary of $288,000, subject to adjustment from time to time, and for participation in the Company's annual incentive bonus plan. In connection with his termination of employment with the Company, Mr.
Olson received a payment pursuant to the agreement of $702,000, being 1-1/2 times total salary and bonus for the previous 12 months, outplacement services and continuation of medical, dental and life insurance coverage for the lesser of six months or his obtaining of other employment.

     In connection with his termination, in February 1994, as an officer and director of the Company, Mr. Michael A. Pietrangelo's employment agreement with the Company, which was due to expire on May
31, 1995, was terminated. Mr. Pietrangelo will receive severance pay aggregating $550,000 during the period from March 1994 through February 1996. In addition, he will receive, under certain circumstances, continuation of health insurance coverage for this same period.

     Mr. Cooney is entitled, under the terms of his prior employment agreements with the Company, to receive periodic payments aggregating
$1,005,000; these payments began in 1991 and will continue through 2000.

     Compensation of Directors. Since January 1, 1993, directors have been entitled to receive fees of $900 for each Board of Directors (the
"Board") meeting attended and $650 for each committee meeting attended, plus reimbursement of expenses. In addition to these fees, the Company pays an annual fee of $13,500 for services of directors who are not employees of the Company and an annual fee of $2,500 per chairmanship to each committee chairman. Pursuant to the Company's
1989 Stock Option Plan for Nonemployee Directors (the "Directors
Plan") each nonemployee director of the Company, at the close of business on the day of the Annual Meeting of Stockholders, receives an option to purchase 1,000 shares of common stock.
PAGE

     In order to continue to attract and retain outstanding individuals to serve as nonemployee directors of the Company ("Outside
Directors"), the Company also has a Retirement Plan for Outside
Directors (the "Directors Retirement Plan"). Outside Directors are defined by the Directors Retirement Plan as directors not employed by the Company or a subsidiary and include former or retired employees if they are not vested under any other Company retirement plan. In order to qualify for benefits under the Directors Retirement Plan, an Outside Director must have served the Company as such for at least nine years. An Outside Director who does qualify for benefits under the Directors Retirement Plan will receive an annual benefit, payable quarterly for life, equal to the amount of the Company's annual fee
(not including payments for serving as chairman of a Board committee) paid to Outside Directors on the date on which the Outside Director's service to the Company ceases (the "Annual Retainer"). Benefits under the Directors Retirement Plan commence upon termination of service for directors who have attained age 65 and are payable beginning at age 65 to those whose services terminate prior to that age. Should an Outside Director who has qualified for benefits under the Plan die before receiving any benefits, the Outside Director's designated beneficiary or estate will be entitled to receive a payment equal to five times the Annual Retainer; should an Outside Director die after the commencement of benefits but prior to having received them for five years, the beneficiary or estate will receive an amount equal to five times the Annual Retainer less any benefits already paid.

     Compensation Committee Interlocks and Insider Participation.  The
Board has a Compensation Committee, currently composed of Mr.
Wainwright, Chairman, Mr. Pezzillo, Ms. St. Martin and Mr. Stanton.
The Compensation Committee sets cash compensation for the Company's executive officers and certain other key employees, approves terms and conditions of employment contracts for certain key executives and establishes terms and conditions of the Company's bonus and retirement plans. The Committee also administers all of the Company's Stock
Option and Incentive Plans (except the Directors Plan, which is administered by the full Board), selects the persons to whom awards will be made under those Plans and, subject to the limitations imposed by the Plans, establishes the terms and conditions of each award. The
Compensation Committee held two meetings in 1994.

     During 1994 Mr. Pezzillo received fees of $36,456 for consulting services performed for the Company.

PAGE

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth certain information with regard to the beneficial ownership of the Company's common stock by (i) each of the Company's stockholders known to hold more than 5% of the outstanding shares of common stock, (ii) except as noted, each director and nominee and each executive officer named on the Summary
Compensation Table, individually, and (iii) all directors and executive officers as a group. Information relating to the Company's directors and executive officers is as of February 28, 1995.
Information on 5% stockholders is as reported by them to the Company subsequent to December 31, 1994.







                                                         Beneficial Ownership (1)(2)
                                                         ---------------------------
                                                           Number of
Name                        Position                        Shares           Percent
- ------------------          ------------------------       ---------         -------
 GSB Investment
  Management, Inc.
  301 Commerce Street,
  Suite 1501
  Ft. Worth, Texas 76102                                   1,430,031           8.6%
 John Hancock Mutual
  Life Insurance Company
  and subsidiaries,
  John Hancock Place
  P.O.Box 111
  Boston, Massachusetts 02177                              1,331,151           8.0%
 The Prudential
  Insurance Company
  of America
  Prudential Plaza
  Newark, New Jersey 07102                                 2,071,996          12.5%

 Thomas M. Cooney            Chairman of the                  12,592
                              Board, Emeritus
 Benjamin J. Sottile         Chairman of the
                              Board, President &
                              Chief Executive Officer        230,000           1.4%
 Charles D. Lindberg         Director                          3,600
 Albert R. Pezzillo          Director                          6,700
 Charlotte A. St. Martin     Director                          1,000
 Frank Stanton               Director                         11,300
 Roger T. Staubach           Director                          3,000
 C. Anthony Wainwright       Director                          6,100
 William Flaherty            Vice President - Finance          5,000
 Nelson J. Rohrbach          Vice President                   10,000
 Stephen M. Sweeney          Vice President - Human Resources 24,500

 All directors and executive
  officers as a group
  (12 persons)                                               313,792            1.9%


[FN]
(1) Except as indicated, the percentage of shares held by each person is less than 1%. Includes shares which may be purchased upon exercise of presently exercisable options and options exercisable within 60 days after February 28, 1995, in the following amounts:
     Mr. Cooney, 2,000 shares; Mr. Sottile, 205,000 shares;
     Messrs. Stanton and Wainwright, 6,000 shares each; Mr. Pezzillo, 5,000 shares; Messrs. Lindberg and Staubach, 3,000 shares each; Ms. St. Martin, 1,000 shares; Mr. Flaherty, 5,000 shares; Mr. Rohrbach, 10,000 shares; Mr. Sweeney, 19,500 shares; and all directors and executive officers as a group, 265,500 shares. No information is presented for Mr. Olson whose employment with the Company terminated prior to February 28, 1995.

(2) Includes the following numbers of shares as to which beneficial ownership is disclaimed: 300 shares held by the wife of Mr.
     Stanton and 100 shares held by the wife of Mr. Wainwright.

(3) The Company has also been advised by two institutional investors, Heartland Advisors, Incorporated and Hughes Investment Management Company, that each is the beneficial owner of in excess of 5% of the Company's outstanding shares of Common Stock. However, neither of these institutional investors has at this time filed a formal report of ownership, and the Company is not aware of the exact number of shares of which each claims beneficial ownership.


PAGE

Item 13.  Certain Relationships and Related Transactions

     Certain Transactions. The Staubach Company, of which Mr. Staubach is Chairman and Chief Executive Officer, has been retained to sell certain property owned by the Company. If the property is sold in 1995, The Staubach Company anticipates receiving a net commission in excess of $60,000. During 1994, The Staubach Company received a $20,000 advance from the Company for expenses in connection with this project and also received fees of $26,487 from the Company for its representation of the Company in a lease transaction.

PAGE

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

a)   The following documents are filed as part of this report:

          Financial Statements:
     1.
           Page
          Herein    Financial Statement
          ------    ---------------------------------------------
            12      Consolidated Statements of Operations for the
                    years ended December 31, 1994, 1993 and 1992
            13      Consolidated Balance Sheets as of December 31,
                    1994 and 1993
            14      Consolidated Statements of Cash Flows for the
                    years ended December 31, 1994, 1993 and 1992
            15      Consolidated Statements of Changes in Stockholders'
                    Equity for the years ended December 31, 1994, 1993
                    and 1992
            16      Notes to Consolidated Financial Statements
            29      Independent Auditors' Report



     2. Exhibits: See Index of Exhibits (page 41) for a listing of all exhibits filed with this annual report on Form 10-K


b)   Reports on Form 8-K: The Company filed a Form 8-K with the Securities and
                          Exchange Commission on October 4, 1994 (date of report: September 29, 1994) reporting a change in the Company's independent auditors.

                          The Company filed a Form 8-K/A (Amendment No. 1) with the Securities and Exchange Commission on October 10, 1994 (date of report: September 29, 1994) further relating to the change in the Company's independent auditors.

                          The Company filed a Form 8-K with the Securities and Exchange Commission on November 23, 1994 (date of report: November 23, 1994) attaching the Company's press release dated November 23, 1994.


                          The Company filed a Form 8-K with the Securities and Exchange Commission on December 7, 1994 (date of report: December 7, 1994) attaching the Company's press release dated December 7, 1994.

                          No financial statements were required to be filed in connection with any of the foregoing reports.


PAGE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 17th day of April 1995.

                                Gibson Greetings, Inc.

                                By      /s/ Benjamin J. Sottile
                                        -----------------------
                                        Benjamin J. Sottile
                                        President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of the 17th day of
April 1995.
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

 3(b)        Bylaws (*2)

 4(a) Article 4.01 of Restated Certificate of Incorporation (included in Exhibit 3(a))

 4(b)        Rights Agreement dated as of December 4, 1987, between
             Gibson Greetings, Inc. and The First National Bank of Boston, Rights Agent, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (*3)

 10(a)       Lease Agreement dated January 25, 1982 between
             Corporate Property Associates 2 and Corporate Property Associates 3 and Gibson Greeting Cards, Inc. (*4)

 10(b)       Sublease Agreement dated January 1, 1977 between B.F.
             Goodrich and Cleo Wrap Division of Gibson Greetings Card, Inc.
             (*4)

 10(c)       Amendment and Extension of Term of Sublease dated June
             26, 1983, between B.F. Goodrich Company and Gibson Greeting Cards, Inc. (*5)

 10(d) Amendment dated June 25, 1985, to Lease Agreement, dated January 25, 1982, by and between Corporate Property Associates 2 and Corporate Property Associates 3 and Gibson Greeting Cards, Inc. (*6)

 10(e)       Lease and Agreement dated March 7, 1986 between
             Associated Warehouses, Inc. and Cleo Wrap Division of Gibson Greetings, Inc. (*6)

 10(f)       Commercial Paper Issuing Agent Agreement dated as of
             July 11, 1986, between Gibson Greetings, Inc. and Irving Trust Corporation (*7)

 10(g) Commercial Paper Dealer Agreement dated July 16, 1986, between Gibson Greetings, Inc. and The First Boston Corporation (*7)

 10(h) Credit Agreement, dated as of April 26, 1993, by and among Gibson Greetings, Inc.; Bankers Trust Company; The Bank of New York; Mellon Bank, N.A.; The Fifth Third Bank; Harris Trust and Savings Bank; NBD Bank, N.A.; Royal Bank of Canada; The Sanwa Bank, Ltd.; Society National Bank; Union Bank of Switzerland; Wachovia Bank of Georgia, N.A.; and Bankers Trust Company, as agent (*8)

 10(i)       Form of Note Agreement between Gibson Greetings, Inc.
             and Connecticut Mutual Life, The Minnesota Mutual Life Insurance Company, The Reliable Life Insurance Company, Federated Life Insurance Company, The Variable Annuity Life Insurance Company and Nationwide Life Insurance Company, dated May 15, 1991 (*9)

 10(j)       Executive Compensation Plans and Arrangements

             (i)     1982 Stock Option Plan (*2)

             (ii)    1983 Stock Option Plan (*2)

             (iii)   1985 Stock Option Plan (*2)

             (iv)    1987 Stock Option Plan (*2)

             (v)     1989 Stock Option Plan (*2)

             (vi)    1989 Stock Option Plan for Nonemployee Directors (*2)

             (vii)   1991 Stock Option Plan (*2)

             (viii)  Employment Agreement with Mr. Cooney (*10)

             (ix) Form of Second Amendment to Employment Agreement with Mr. Cooney (*1)


PAGE

 Exhibit
 Number      Description
 -------     -----------------------------------------------------------------
             (x)     Employment Agreement between Gibson Greetings, Inc.
                     and Benjamin J. Sottile, dated April 1, 1993 (*8)

             (xi)    ERISA Makeup Plan (*12)

             (xii)   Supplemental Executive Retirement Plan (*12)

             (xiii) Agreements dated January 2, 1991 and December 10, 1993 between Gibson Greetings, Inc. and Stephen M. Sweeney (*2)

             (xiv) Agreement dated November 18, 1993 between Gibson Greetings, Inc. and William L. Flaherty (*2)

             (xv) Agreement dated February 22, 1994 between Gibson Greetings, Inc. and Michael A. Pietrangelo

             (xvi)   Agreement dated May 28, 1993 between Gibson
                     Greetings, Inc. and Nelson J. Rohrbach (*12)

             (xvii)  Agreement dated June 24, 1994 between Gibson
                     Greetings, Inc. and Ralph J. Olson (*13)

             (xviii) Agreement dated December 21, 1994 between Gibson
                     Greetings, Inc. and Ralph J. Olson

             (xix) Agreement dated November 21, 1994 between Gibson Greetings, Inc. and Nelson J. Rohrbach

 11          Computation of Income per Share

 21          Subsidiaries of the Registrant


- ----------------------

    * Filed as an Exhibit to the document indicated and incorporated herein by reference:

            (1) The Company's Report on Form 10-K for the year ended December 31, 1988.

            (2) The Company's Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1993.

            (3) The Company's Report on Form 8-K dated December 28, 1987, filed January 4, 1988.

            (4)     The Company's Registration Statement on Form S-8 (No.
                    2-82990).

            (5)     The Company's Registration Statement on Form S-8 (No.
                    2-96396).

            (6) The Company's Report on Form 10-K for the year ended December 31, 1985.

            (7) The Company's Report on Form 10-Q for the quarter ended September 30, 1986.

            (8) The Company's Report on Form 10-Q for the quarter ended June 30, 1993.

            (9) The Company's Report on Form 10-Q for the quarter ended June 30, 1991.

            (10) The Company's Report on Form 10-K for the year ended December 31, 1986.

            (11) The Company's Report on Form 10-K for the year ended December 31, 1992.

            (12) The Company's Report of Form 10-Q/A (Amendment No.1) for the quarter ended March 31, 1994.

            (13) The Company's Report on Form 10-Q for the quarter ended September 30, 1994.


- ----------------------

The Company will furnish to the Commission upon request its long-term debt instruments not listed above.

PAGE