Form 10-Q
period 1995-03-31
GIBSON GREETINGS INC
filed 1995-05-15
CIK 717829

PAGE

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                                FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,089,829 shares of common stock, par value $.01, outstanding at May 8, 1995.

PAGE

Part I., Item 1, Financial Statements

                            GIBSON GREETINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts)
                                 (Unaudited)
                                                                    Restated
                                          March 31,   December 31,  March 31,
                                             1995         1994         1994
                                          ---------    ---------    ---------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                    $      -     $   2,000    $  30,199
  Trade receivables, net                     59,219      197,799       60,457
  Inventories                               153,888      127,460      156,592
  Prepaid expenses                            6,160        5,719        5,578
  Prepaid income taxes                           -            -         3,009
  Deferred income taxes                      47,509       48,775       34,949
                                          ---------    ---------    ---------
    Total current assets                    266,776      381,753      290,784

PLANT AND EQUIPMENT, net                    116,230      119,491      117,591

NOTES RECEIVABLE, net                           110          301        1,126

DEFERRED INCOME TAXES                         8,653        8,080           -

OTHER ASSETS, net                            99,103      102,570       83,314
                                          ---------    ---------    ---------
                                          $ 490,872    $ 612,195    $ 492,815
                                          =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Debt due within one year                $  22,750    $ 117,114    $   4,004
  Accounts payable                           17,174       21,779       18,454
  Income taxes payable                        3,183        4,742           -
  Other current liabilities                  67,678       86,990       52,709
                                          ---------    ---------    ---------
    Total current liabilities               110,785      230,625       75,167

DEFERRED INCOME TAXES                            -            -           486

LONG-TERM DEBT                               61,718       63,233       72,936

SALES AGREEMENT PAYMENTS DUE
 AFTER ONE YEAR                              20,598       21,107        9,467

OTHER LIABILITIES                            20,585       19,730       33,715
                                          ---------    ---------    ---------
      Total liabilities                     213,686      334,695      191,771
                                          ---------    ---------    ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                   -            -            -
  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                       -            -            -
  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,579,530, 16,579,530 and
   16,561,530 shares issued, respectively       166          166          166
  Paid-in capital                            46,011       45,992       45,703
  Retained earnings                         238,553      238,282      260,871
  Foreign currency adjustment                (1,598)      (1,000)         200
                                          ---------    ---------    ---------
                                            283,132      283,440      306,940
  Less treasury stock, at cost,
   489,701, 483,701 and 481,344
   shares, respectively                       5,946        5,940        5,896
                                          ---------    ---------    ---------
    Total stockholders' equity              277,186      277,500      301,044
                                          ---------    ---------    ---------
                                          $ 490,872    $ 612,195    $ 492,815
                                          =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands except per share amounts)
                                 (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                                    Restated
                                                          1995         1994
                                                       ---------    ---------
REVENUES                                               $ 100,287    $  93,429

COSTS AND EXPENSES:

  Operating expenses:

    Cost of products sold                                 39,168       36,028

    Selling, distribution and
     administrative expenses                              56,774       57,852
                                                       ---------    ---------
      Total operating expenses                            95,942       93,880
                                                       ---------    ---------
OPERATING INCOME (LOSS)                                    4,345         (451)

  Financing and derivative transaction expenses:

    Interest expense, net of capitalized interest          3,131        1,974

    Interest income                                          (86)        (321)

    Loss on derivative transactions                           -         8,974
                                                       ---------    ---------
      Total financing and derivative
       transaction expenses, net                           3,045       10,267
                                                       ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                          1,300      (11,078)

  Income taxes                                             1,029         (235)
                                                       ---------    ---------
NET INCOME (LOSS)                                      $     271    $ (10,843)
                                                       =========    =========

Net income (loss) per share                            $     .02    $    (.67)
                                                       =========    =========
Dividends per share                                    $      -     $     .10
                                                       =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

PAGE

                            GIBSON GREETINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                                    Restated
                                                          1995         1994
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $     271    $ (10,843)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and write-down of display fixtures        5,865        5,670
    Loss on disposal of plant and equipment                1,093          514
    Loss on derivative transactions                           -         8,974
    Deferred income taxes                                    693        3,187
    Amortization and write-down of deferred
     costs and other intangibles                           5,652        5,249
    Change in assets and liabilities:
     Decrease in trade receivables, net                  138,580      131,706
     Increase (decrease) in inventories                  (26,428)     (31,454)
     Increase in prepaid expenses                           (441)      (1,371)
     Increase in prepaid income taxes                         -        (3,009)
     (Increase) decrease in notes receivable, net            191       (1,126)
     Increase in other assets, net of amortization        (2,185)      (1,639)
     Decrease in accounts payable                         (4,605)        (381)
     Decrease in income taxes payable                     (1,559)     (13,071)
     Decrease in other current liabilities               (19,312)      (7,770)
     Increase in other liabilities                           346        7,783
    All other, net                                          (358)          10
                                                       ---------    ---------
      Total adjustments                                   97,532      110,749
                                                       ---------    ---------
        Net cash provided by operating activities         97,803       92,429
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                         (4,026)      (7,005)
  Proceeds from sale of plant and equipment                   97           37
                                                       ---------    ---------
        Net cash used in investing activities             (3,929)      (6,968)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term borrowings                  (94,450)     (62,270)
  Payments on long-term debt                              (1,437)      (1,350)
  Issuance of common stock                                    19          495
  Acquisition of common stock for treasury                    (6)          (8)
  Dividends paid                                              -        (1,606)
                                                       ---------    ---------
        Net cash used in financing activities            (95,874)     (64,739)
                                                       ---------    ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS           (2,000)      20,722

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                2,000        9,477
                                                       ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD                  $      -     $  30,199
                                                       =========    =========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized               $   1,856    $     929
    Income taxes                                           1,895       12,632

[FN]
See accompanying notes to condensed consolidated financial statements.

PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended March 31, 1995 and 1994
                            (Amounts in thousands)
                                  (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1995, December 31, 1994 and March 31, 1994, the results of its operations for the three months ended March 31, 1995 and 1994 and its cash flows for the three months ended March 31, 1995 and 1994.

The Company suggests that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Annual Report on Form 10-K.

Interest rate swap and derivative transactions that do not qualify as hedges are recorded at their fair market value which is the estimated amount that the Company would receive or pay to terminate the transactions at the reporting date.

In an institution and settlement of administrative proceedings dated December 22, 1994 against Bankers Trust (the Bankers Trust Order), the SEC alleged that Bankers Trust misled the Company about the value of the Company's derivative positions by providing the Company with fair values that were significantly different from the values determined by Bankers Trust's computer model and recorded on Bankers Trust's financial records, which difference resulted in a significant understatement of the magnitude of the Company's fiscal year 1993 losses. In late March 1995, the SEC advised the Company that it believed that the Company should restate its 1993 consolidated financial statements.

The Company has restated the 1993 year-end consolidated financial statements to reflect derivative values based on Bankers Trust's computer model as set forth in the Bankers Trust Order. Such restatement resulted in a $4,571 reduction in previously reported 1993 consolidated net income and a corresponding decrease in 1994 consolidated net loss. This restatement, which was reflected in the accompanying Condensed Consolidated Financial Statements, reduced the previously reported net loss for the first quarter of 1994 by $7,477 or $.46 per share.

As a result of the Third Party Complaint against the Company's former auditors discussed in Note 7, the former auditors are unable to update their report on the 1993 consolidated financial statements for the effects of the restatement referred to in the preceding paragraphs. The Company's current auditors are in the process of auditing the 1993 statements. Covenants contained in the Company's debt agreement require the Company to deliver to its lenders audited comparative 1994 and 1993 consolidated financial statements by April 30, 1995. The Company has obtained waivers dated April 25 and 28, 1995 from the lenders extending the delivery of required financial statements until June 8, 1995.

PAGE

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1995 presentation.


Note 2 - Seasonal Nature of Business

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.


Note 3 - Trade Receivables

Trade receivables consist of the following:

                                          March 31,   December 31,  March 31,
                                             1995         1994         1994
                                          ---------    ---------    ---------
Trade receivables                         $ 116,373    $ 265,194    $ 105,480

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                      57,154       67,395       45,023
                                          ---------    ---------    ---------
                                          $  59,219    $ 197,799    $  60,457
                                          =========    =========    =========


Note 4 - Inventories

Inventories consist of the following:

                                          March 31,   December 31,  March 31,
                                             1995         1994         1994
                                          ---------    ---------    ---------
Finished goods                            $  92,451    $  73,881    $  95,227
Work-in-process                              16,879       15,623       13,845
Raw materials and supplies                   44,558       37,956       47,520
                                          ---------    ---------    ---------
                                          $ 153,888    $ 127,460    $ 156,592
                                          =========    =========    =========


Note 5 - Interest Expense

There was no capitalized interest for the three months ended March 31, 1995 and 1994.

PAGE

Note 6 - Net Income (Loss) Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income (loss) per share is as follows:


                                                       1995          1994
                                                    ----------    ----------
Three months ended March 31,                            16,090        16,198
                                                    ==========    ==========


Note 7 - Legal Matters

In July 1994, immediately following the Company's announcement of an inventory misstatement at the Company's subsidiary Cleo, Inc. ("Cleo"), which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In December 1994 the Court ruled that neither of the two named plaintiffs qualified as a class representative. Plaintiffs have filed an Amended Complaint naming a proposed substitute class representative. Like its predecessors in this litigation, the most recent complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed an Answer denying any wrongdoing, a Third Party Complaint against its former auditor for contribution against any judgement adverse to the Company and a motion to dismiss one count of the Complaint.

On April 10, 1995, two purported class action lawsuits were commenced against the Company, its Chairman, President and Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of Ohio (Kurtz v. Gibson Greetings, Inc., et al. and Romine v. Gibson Greetings, Inc., et al.) The Complaints allege violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. The Company intends to defend the suits vigorously.

The   litigation  described  above   is  in   early  stages   of  proceedings.
Accordingly, management is unable to predict their likely effect upon the Company's net worth, total cash flows or operating results.

The SEC is conducting a private investigation to determine whether the Company or certain former officers engaged in conduct in violation of certain provisions  of  the  Securities  Exchange  Act  of  1934  and  the  rules  and regulations thereunder. The investigation is focused on the Company's derivative transactions and its public statements and accounting with respect thereto. The Company is cooperating in such investigation.

PAGE

In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought include back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees. In February 1990, the General Counsel of the National Labor Relations Board (NLRB) issued a complaint based on certain of the allegations of these charges (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Firemen and Oilers, AFL-CIO Cases 9-CA-26706, 27660, 26875). On December 18, 1991, an Administrative Law Judge of the NLRB issued a recommended order, which included reinstatements and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. An appeal was filed in the United States Court of Appeals for the District of Columbia Circuit. The Company believes it has substantial defenses to the charges, and these defenses were presented in briefs and in appellate oral argument which was heard on September 14, 1994. A decision is expected in 1995. Management does not believe that an adverse outcome as to this matter would have a material adverse effect on the Company's net worth or total cash flows; however, the impact on the statement of operations in a given year could be material.

In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.



PAGE

Part I., Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition

Three Months Ended March 31, 1995 and 1994 Revenues increased 7.3% to $100.3 million in the first quarter of 1995 from $93.4 million in the first quarter of 1994. This increase reflects higher sales of domestic and international greeting cards combined with higher retail sales by The Paper Factory of Wisconsin, Inc. (The Paper Factory). Returns and allowances were 21.5% of sales for the three months ended March 31, 1995 compared to 21.3% for the same period in 1994. This increase reflects the continuing strong competitive pressures within the industry. Operating expenses totaled $95.9 million in the first quarter of 1995 representing a 2.2% increase over the corresponding quarter in 1994. Cost of products sold, as a percent of revenues, increased due to the sales mix of product as well as liquidation of certain inventory by Cleo, Inc. (Cleo). Selling, distribution and administrative expenses decreased in 1995 over 1994 as a result of cost reduction programs implemented at the Card Division and Cleo which were partially offset by higher expenses at The Paper Factory associated with an increase in the number of stores from a year ago. Cleo continued to operate at a pretax loss.

Interest expense, net reflected higher average short-term borrowings in the first quarter of 1995 compared to the same quarter in 1994 combined with higher short-term interest rates. Additionally, the decline in interest income reflects lower average investment levels partially offset by higher interest rates.

Income before income taxes of $1.3 million in the first quarter of 1995 compared with a loss before income taxes of $11.1 million in the same quarter of 1994. The first quarter 1994 results included an unrealized loss of $9.0 million on two derivative transactions which were subsequently settled in late 1994.

While certain previously implemented cost cutting and other initiatives continue to have a positive impact on the Company's performance going forward, management expects to incur a modest loss for the second quarter and first half of 1995. The Company continues to face strong competitive pressures with regard to pricing and other terms of sale.

As previously announced, the Company has engaged CS First Boston to develop strategies for noncore assets. Initially, the Company has decided to identify prospective buyers for Cleo. The implementation of any such strategies could result in a substantial charge to 1995 results.

Liquidity and Capital Resources Cash flows from operating activities for the first three months of 1995 provided $97.8 million in cash compared to $92.4 million for the same period in 1994. The increase from 1994 reflected increased collection of trade receivable balances outstanding at year end combined with lower inventory levels. Included in 1994 was a non-cash charge of $9.0 million related to unrealized losses on derivative transactions.

Cash used in investing activities for plant and equipment purchases in 1995 was $3.9 million compared to $7.0 million in 1994. Capital expenditures for 1995 are expected to be lower than those in 1994.

PAGE

Cash used in financing activities in the first quarter of 1995 was $95.9 million compared to $64.7 million in 1994. The increase reflects the repayment of higher short-term borrowing levels at December 31, 1994 compared to December 31, 1993.

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


PAGE

Part II. Other Information

Item 1. Legal Proceedings

The information presented in Note 7 of Notes to Condensed Consolidated Financial Statements (Part I, Item 1) is incorporated by reference in response to this Item.


Item 2. Changes In Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibit 27              Financial Data Schedule


b)  Reports on Form 8-K     None



PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBSON GREETINGS, INC.

Date    May 15, 1995
                                       By:/s/ William L. Flaherty
                                          ------------------------
                                          William L. Flaherty
                                          Vice President-Finance
                                          Principal Financial
                                          and Accounting Officer





PAGE