Form 10-K/A
period 1994-12-31
GIBSON GREETINGS INC
filed 1995-06-09
CIK 717829

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


        The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of June 1, 1995 was approximately $171,565,000.


        Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest
practicable date:   16,089,829 shares of Common Stock, $.01 par
value, at June 1, 1995.


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

Kirk Heathcott Site - Dyer County, Tennessee
     In December 1993, the Company was advised by the Tennessee Department of Environment and Conservation ("TDEC") that Cleo had been identified by the State as a potentially liable party for reimbursement of Superfund expenditures made by the State of Tennessee for site identification, investigation, containment and clean-up, including monitoring and maintenance activities. The Company has ascertained that Cleo's alleged responsibility involves the alleged disposal of certain waste solvents by a third party at the site during the period 1972-1977. At this time, insufficient information is available to determine the Company's potential liability; management does not believe that the outcome of this matter will result in a material adverse effect on the Company's total net worth, cash flows or operating results. Originally, the TDEC requested payment of approximately $13,000 in costs. The state has since identified twelve other PRPs, and has recently undertaken an investigation as to each PRP's involvement in the site. The Company has identified two insurance companies that issued policies to a predecessor company during the applicable time period. These companies have been notified of the occurrence. The Company believes that this insurance may provide coverage for Cleo's potential liability at this site. The insurance companies have neither confirmed nor denied the coverage at this time.

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

     The Company's 1.2 million square foot manufacturing and distribution facility in Memphis, Tennessee has been financed primarily through the issuance, by the Industrial Development Board of the City of Memphis and County of Shelby, Tennessee (the "Development Board"), of both taxable and tax-exempt economic development revenue bonds for the benefit of Cleo. Title to the facility will be held until 2004 by the Development Board. See Note 6 of Notes to Consolidated Financial Statements set forth in Item 8 below.
PAGE

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


Item 3.  Legal Proceedings

     On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an overstatement of the Company's previously reported 1993 consolidated net income. See Item 7 hereof. Immediately following the announcement of the inventory misstatement at Cleo, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of
Ohio (In Re Gibson Securities Litigation).   In December 1994 the
Court ruled that neither of the two named plaintiffs qualified as a class representative. Plaintiffs have filed an Amended Complaint naming a substitute class representative. Like its predecessors in this litigation, the most recent Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company believes it has substantial defenses and intends to defend the suit vigorously and has filed an Answer denying any wrongdoing, a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company and a motion to dismiss one count of the Complaint.

     On April 10, 1995, two purported class action lawsuits were commenced against the Company, its Chairman, President and Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of Ohio (Kurtz v. Gibson

PAGE

Greetings, Inc., et al. and Romine v. Gibson Greetings, Inc., et al.). The Complaints allege violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. The Company believes it has substantial defenses and intends to defend the suits vigorously.

     The suits described in the two preceding paragraphs are in the early stages of proceedings. Accordingly, the Company presently is unable to predict the effect of ultimate resolutions of these matters upon the Company's results of operations and cash flows; as of this date, however, Management does not expect that such resolutions would result in a material adverse effect upon the Company's total net worth, although a substantially unfavorable outcome could be material to such net worth.

     The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or certain former officers engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The investigation is focused principally on the Company's derivative transactions and its reporting and accounting with respect thereto. The Company is cooperating in such investigation.

     In March 1995 the previously reported litigation captioned Rocks
v. Gibson Greetings, et al. was voluntarily dismissed by the plaintiff with the Court's approval.

     In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought include back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees. In February 1990, the General Counsel of the National Labor Relations Board ("NLRB") issued a complaint based on certain of the allegations of these charges (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Firemen and Oilers, AFL-CIO, Cases 9-CA-26706, 27660, 26875.) On December 18, 1991, an Administrative Law Judge of the NLRB issued a recommended order, which included reinstatements and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. An appeal was filed in the United States Court of Appeals for the District of Columbia Circuit and, on May 19, 1995, a unanimous panel of that Court reversed the NLRB's finding. The Court found that the strike was not an unfair labor practice strike and that a significant number of strikers had been permanently replaced and thus were not entitled to reinstatement or back pay. The Court remanded the case to the NLRB for a factual determination on the issue of permanency with respect to approximately 52 replacements hired after June 29, 1989. The Company did not contest the reinstatement of six employees terminated for alleged striker violence and the Court ordered reinstatement of four others in
the same category.   Management does not believe that the outcome of
this matter will result in a material adverse effect on the Company's total net worth, cash flows or operating results.
PAGE

     In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's total net worth, cash flows or operating results.


Item 4.  Submission of Matters to a Vote of Security Holders
     Not applicable.

Executive Officers of the Registrant
     See Item 10.  Directors and Executive Officers of the Registrant.

PAGE

 PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

     The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income
(loss), stock sales and certain restricted investments. At December
31, 1994, the amount of unrestricted retained earnings available for dividends (in thousands of dollars) was $20,250. There were approximately 9,400 owners of the Company's stock on February 28, 1995.

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


Statement of Operations Data
(Dollars and shares in thousands except per share amounts)


                                    Years Ended December 31,
                    --------------------------------------------------------
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
                    ========     ========    ========    ========    ========

Other Financial Data

(Dollars in thousands except per share amounts)

                                          December 31,
                    --------------------------------------------------------
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

     Revenues increased 0.3% to $548.8 million compared to an increase of 12.6% in 1993 and a decrease of 7.3% in 1992. The slight increase in revenues was attributable to the Company's retail subsidiary, The Paper Factory of Wisconsin, Inc. (The Paper Factory), reflecting a full year of operations by The Paper Factory (acquired in June 1993). This revenue gain was substantially offset by declines in revenues at both the Card Division and Cleo. These declines resulted from increased competitive pressure as well as increased allowances related to current and prior year sales. Consistent with general industry practice, the Company allows customers to return for credit certain seasonal and everyday greeting cards. Also, consistent with general industry practice, and where deemed prudent to secure substantial long-term volume commitments, the Company enters into long-term sales contracts with certain retailers, some of which include advance payments. Returns and allowances were 17.3% in 1994 compared to 13.3% in 1993 and 15.9% in 1992. The increase in 1994 reflects a charge of $6.3 million of unamortized long-term sales contracts as a result of
the F&M bankruptcy to returns and allowances.   The 1994 increase also
reflects a change in product mix between seasonal and everyday sales combined with increased customer allowances due to competitive pressure and costs associated with new customers. Royalty income of $.8 million was comparable to 1993. Wal-Mart Stores, Inc. (Wal-Mart)
 recently completed a review which recognizes that Gibson represents a small percentage of their store greeting card departments and reduces the number of such departments carrying Gibson cards during 1995. Wal-Mart has indicated that it intends to progressively phase out the

PAGE
remaining card departments represented by Gibson beyond 1995; however, the Company is still in negotiation with Wal-Mart regarding timing. Approximately 60% of the Company's business with Wal-Mart has been through Cleo which is not affected by Wal-Mart's action and continues to be a major supplier of gift wrap and related products to that customer. The Company believes that the reduction in 1995 revenues resulting from this action will amount to approximately 10% of its 1994 revenues from Wal-Mart.

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

     Total operating expenses were $586.2 million or 106.8% of total revenues in 1994 compared to 92.3% in 1993 and 95.9% in 1992. Cost of products sold was 56.5% of total revenues in 1994 compared to 50.7% and 50.9% in 1993 and 1992, respectively. The increase in 1994 compared to 1993 reflects continued pricing pressures and increased customer allowances, primarily at the Company's Card Division and Cleo. In addition, the increase in 1994 over 1993 reflects a one-time charge of approximately $8.0 million as a result of extensive review of inventory at Cleo. The decline in 1993 compared to 1992 was due to higher revenues and product sales mix improvements resulting from the acquisition of The Paper Factory offset by changes in product mix, pricing pressures and customer discounts, which adversely affected gross margins from Cleo's sales of gift wrap and paper products. Selling, distribution and administrative expenses were 50.3% of total revenues in 1994 compared to 41.7% in 1993 and 45.0% in 1992. The increase in the 1994 expenses, as a percentage of total revenues, reflected the write-off of trade receivables and fixtures due to the F&M bankruptcy of $7.3 million and $2.6 million, respectively and workforce reduction costs of $1.7 million at the Card Division. In addition, higher shipping costs ($6.9 million), other bad debt expenses ($3.2 million), the full year impact of The Paper Factory ($12.1 million), and increased selling and marketing costs, primarily associated with new customers ($10.9 million), contributed to this increase. The decline in the 1993 expenses, as a percentage of total revenues, reflected higher revenues, partially offset by acquisition costs associated with The Paper Factory and start-up costs for international operations. Additionally, 1992 expenses included Phar-Mor related items including write-offs of accounts receivable of $5.9 million and card display fixtures of $5.1 million. Expenses associated with international operations as well as domestic restructuring charges also adversely impacted 1992. Paper costs represent the Company's largest single expense. Paper prices have been increasing, but have been offset to date by a combination of supply commitments, increased prices and improved productivity.
PAGE

     Financing and derivative transaction expenses were $8.2 million in 1994 compared to $12.5 million and $6.8 million in 1993 and 1992, respectively. During 1994, the Company settled its lawsuit against Bankers Trust and recorded a gain for the full year of $1.6 million representing the impact of settling the lawsuit net of previously recorded gains on these derivative transactions. Higher interest rates combined with higher average borrowings, largely resulting from the prior year's acquisition of The Paper Factory, as well as higher working capital levels, resulted in an increase in interest expense, net. The Company recorded a net loss on derivative transactions for 1993 of $5.7 million, consisting of the accrual of an unrealized market value loss of $7.7 million on two derivative transactions outstanding at December 31, 1993, which did not qualify as hedges, and the recognition of a $2.0 million gain from certain derivative transactions entered into and/or terminated during 1993 which also did not qualify as hedges. See Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 below.

     Loss before income taxes and cumulative effect of accounting changes was $45.6 million in 1994 compared to income of $29.4 million in 1993 and income of $13.1 million in 1992.

     The effective income tax rate for 1994 was 37.2% compared to 48.2% in 1993 and 38.9% in 1992. See Notes 1 and 7 of Notes to
Consolidated Financial Statements set forth in Item 8 below.

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

     In light of the results reported for 1994, the Company announced that it would not pay a dividend for the first quarter of 1995. Although the Board of Directors routinely reviews the dividend issue every quarter, that decision has not been rescinded at this time. PAGE

Liquidity and Capital Resources

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

     In connection with certain of the Company's debt agreements, the Company is required to submit to its lenders interim condensed consolidated financial statements within 45 days after the end of the quarter. Since the Company was seeking a more complete evaluation of its derivative transactions prior to its restatement of prior period results, the Company was unable to provide those statements for the period ended June 30, 1994 to its lenders by August 15, 1994. Management filed those statements with the lenders within thirty days of the original deadline which is permissible under the debt agreements. Also, in connection with certain of the Company's debt agreements, the Company is required to submit to its lenders audited consolidated financial statements within 90 days after the end of the fiscal year. In late March 1995, the SEC advised the Company that it believed that the Company should restate its 1993 consolidated financial statements due to the SEC's allegation that Bankers' Trust caused the Company to materially understate its unrealized losses

PAGE
related to certain derivative transactions during 1993. As a result of the Third Party Complaint against the Company's former auditor as discussed in Note 12 of Notes to Consolidated Financial Statements set forth in Item 8 below, the former auditor is unable to restate its report on the 1993 consolidated financial statements for the effect of the restatement referred to above. Due to the timing of the series of events described above, the Company was unable to provide those statements for the year ended December 31, 1994 to its lenders by March 31, 1995 or within thirty days of the original deadline which is permissible under the debt agreements (See Note 13 of Notes to
Consolidated Financial Statements set forth in Item 8 below).   The
Company has obtained waivers dated April 25 and 28, 1995 from the lenders extending delivery of the required statements to June 8, 1995. Management intends to file those statements by the extended deadline. Additionally, these agreements contain covenants related to material adverse changes and material litigation. Management believes that the Company is not in violation of these covenants.

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


PAGE

Gibson Greetings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands)

                                                       Restated
                                            1994         1993         1992
                                         ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                      $ (28,603)   $  15,268    $   6,536
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and write-down of
       display fixtures                     26,150       22,688       24,870
     Loss on disposal of plant
       and equipment                         5,957        5,817        3,816
     (Gain) loss on derivative
       transactions, net                    (1,641)       5,689           -
     Deferred income taxes                 (19,205)      (8,909)      (6,708)

     Amortization and write-down of
       of deferred costs and other
       intangibles                          31,155       19,547       34,087
     Change in assets and liabilities:
       (Increase) decrease in trade
          receivables, net                  (5,636)     (22,529)      36,422
       (Increase) decrease in
          inventories                       (2,322)       1,843       (4,119)
       (Increase) decrease in
          prepaid expenses                  (1,512)         286         (182)
       Increase in notes receivable, net      (301)          -            -
       Increase in other assets,
          net of amortization              (46,801)     (25,999)     (23,356)
       Increase (decrease) in
          accounts payable                   2,944        2,579         (524)
       Increase (decrease) in
          income taxes payable              (8,329)       3,014       (9,967)
       Increase in other current
          liabilities                       26,511        6,603        6,169
       Increase in other liabilities        16,053        5,696        7,511
     All other, net                           (850)         (22)         272
                                         ---------    ---------    ---------
         Total adjustments                  22,173       16,303       68,291
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         operating activities               (6,430)      31,571       74,827
                                         ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of plant and equipment          (35,396)     (31,049)     (30,970)
  Proceeds from sale of
    plant and equipment                        289          550           63
  Acquisition of The Paper Factory
    of Wisconsin, Inc.,
    net of cash acquired                        -       (24,782)          -
                                         ---------    ---------    ---------
       Net cash used in investing
         activities                        (35,107)     (55,281)     (30,907)
                                         ---------    ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in
    short-term borrowings                   43,680       23,062      (40,400)
  Issuance of long-term debt                    -         8,075          875
  Payments on long-term debt                (3,917)      (1,811)        (708)
  Issuance of common stock                     784          773        2,277
  Acquisition of common stock
    for treasury                               (52)          -           (49)
  Dividends paid                            (6,435)      (6,417)      (6,251)
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         financing activities               34,060       23,682      (44,256)
                                         ---------    ---------    ---------
Net decrease in cash and equivalents        (7,477)         (28)        (336)

Cash and equivalents at beginning of year    9,477        9,505        9,841
                                         ---------    ---------    ---------
Cash and equivalents at end of year      $   2,000    $   9,477    $   9,505
                                         =========    =========    =========
Supplemental disclosure of
 cash flow information
  Cash paid during the year for:
    Interest, net of amounts capitalized $   9,325    $   7,544    $   8,201
    Income taxes                            10,240       20,243       19,015

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

Plant and equipment
     Plant and equipment are stated at cost. Plant and equipment, except for leasehold improvements, are depreciated over their related estimated useful lives, using the straight-line method. Generally, buildings are depreciated over 15 years; machinery and equipment are depreciated over 3 to 11 years; and display fixtures are depreciated over 6 years. Leasehold improvements are amortized over the terms of the respective leases (see Note 11), using the straight-line method. Expenditures for maintenance and repairs are charged to operations currently; renewals and betterments are capitalized.

Other assets
     Other assets include deferred and prepaid costs, goodwill and other intangibles. Deferred and prepaid costs principally represent costs incurred relating to long-term customer sales agreements. Deferred and prepaid costs are amortized ratably over the terms of the agreements, generally three to six years. Goodwill and other intangibles are amortized over periods ranging from three to twenty years, using the straight-line method. Accumulated goodwill amortization at December 31, 1994 was $3,926. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount.

Income taxes
     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws. Investment tax credits are amortized to income over the lives of the related assets.

Interest rate swap agreements
     The difference between the amount of interest to be paid and the amount of interest to be received under interest rate swap agreements (used for hedging purposes) due to changing interest rates is charged or credited to interest expense over the life of the agreements. Interest rate swap and derivative transactions that do not qualify as hedges are recorded at their fair value. The fair value of interest rate swaps and derivative transactions is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date as determined by a financial institution's valuation model based on the projected value of the transactions at maturity.
PAGE

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
                                          =========   =========

PAGE

Note 6--Debt

        Debt at December 31, 1994 and 1993, consists of the following:

                                             1994        1993
                                          ---------   ---------
        Debt due within one year:

        Loans payable to banks
          under a revolving credit
          agreement bearing interest
          at a weighted average rate
          of 6.88% and 3.70%,
          respectively                    $  50,000   $  10,000
        Loans payable to banks under
          uncommitted borrowing
          facilities bearing interest
          at weighted average rates of
          6.58% and 3.55%, respectively      55,950      39,250
        Commercial paper bearing
          interest at a weighted average
          rate of 3.60%                          -       13,020
                                          ---------   ---------
                  Short term debt           105,950      62,270
                                          ---------   ---------
        Current portion of long-term debt    11,164       3,917
                                          ---------   ---------
                                          $ 117,114   $  66,187
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
                                          =========   =========

PAGE

     In 1993, the Company entered into a three-year revolving credit agreement, replacing a similar existing facility, which expires April
26, 1996. The remaining amount available under this agreement is $160,000.

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

     The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income
(loss), stock sales and certain restricted investments. At December 31, 1994, the amount of unrestricted retained earnings available for dividends was $20,250. The covenants also require that the Company deliver to its lenders audited comparative 1994 and 1993 consolidated financial statements by April 30, 1995 which were not available at such date due, in part, to the 1993 restatement discussed in Note 13. The Company has obtained waivers dated April 25 and 28, 1995 from lenders extending the delivery of required financial statements until June 8, 1995.
PAGE

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
PAGE

     A summary of stock option activity during the years ended
December 31, 1994, 1993 and 1992, is as follows:


                                          1994            1993         1992
                                        ----------     ---------    ---------
        Number of options to purchase
          common stock:
                Outstanding at
                  beginning of year     1,063,042      1,073,470      646,958
                Granted                   597,500         47,500      534,900
                Exercised                 (46,263)       (26,348)     (93,021)
                Expired                  (292,660)       (31,580)     (15,367)
                                         --------      ---------    ---------
        Outstanding at end of year      1,321,619      1,063,042    1,073,470
                                        =========      =========    =========
        Exercisable at end of year        641,408        666,594      439,641
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

     Under certain stock incentive plans, the Company may grant the right to purchase restricted shares of its common stock. Such shares are subject to restriction on transfer and to repurchase by the Company at the original purchase price. The purchase price of restricted shares is determined by the Company and may be nominal. In 1992, 5,000 restricted shares were purchased from the Company at a price of $1.00 per share. No restricted shares were granted in 1994 or 1993.

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

     Rental expense for the years ended December 31, 1994, 1993 and 1992, on all real and personal property, was $24,493, $20,297 and $15,846, respectively. Minimum future annual rentals under noncancellable leases for each of the years in the five-year period ended December 31, 1999 are $20,757, $18,290, $14,712, $11,744 and
$9,835, respectively.  After 1999, these commitments aggregate
$17,752.
PAGE

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


Note 12--Legal Proceedings

     On July 1, 1994, the Company announced that it had determined that the inventory of Cleo at December 31, 1993 had been overstated, resulting in an overstatement of the Company's previously reported 1993 consolidated net income. See Note 1. Immediately following the announcement of the inventory misstatement at Cleo, five purported
class actions were commenced by certain stockholders.   These suits
were consolidated and a Consolidated Amended Class Action Complaint against the Company, its Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October, 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In December, 1994 the Court ruled that neither of the two named plaintiffs qualified as a class
representative.   Plaintiffs' have filed an Amended Complaint naming a
substitute class representative. Like its predecessors in this litigation, the most recent Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company believes it has substantial defenses and intends to defend the suit vigorously and has filed an Answer denying any wrongdoing, a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company and a motion to dismiss one count of the Complaint.

     On April 10, 1995, two purported class action lawsuits were commenced against the Company, its Chairman, President and Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of Ohio (Kurtz v. Gibson Greetings, Inc., et al. and Romine v. Gibson Greetings, Inc., et al.) The Complaints allege violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. The Company believes it has substantial defenses and intends to defend the suits vigorously.
PAGE

     The suits described in the two preceding paragraphs are in the early stages of proceedings. Accordingly, the Company presently is unable to predict the effect of ultimate resolutions of these matters upon the Company's results of operations and cash flows; as of this date, however, Management does not expect that such resolutions would result in a material adverse effect upon the Company's total net worth, although a substantially unfavorable outcome could be material to such net worth.

     The SEC is conducting a private investigation to determine whether the Company or certain former officers engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The investigation is focused on the derivative transactions discussed in Note 6 and the Company's reporting and accounting with respect thereto. The Company is cooperating in such investigation.

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

     In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought include back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees. In February 1990, the General Counsel of the National Labor Relations Board (NLRB) issued a complaint based on certain of the allegations of these charges (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Fireman and Oilers, AFL-CIO, Cases 9-CA-26706, 27660, 26875). On December 18, 1991, an Administrative Law Judge of the NLRB issued a recommended order, which included reinstatements and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. An appeal was filed in the United States Court of Appeals for the District of Columbia Circuit and, on May 19, 1995, a unanimous panel of that Court reversed the NLRB's finding. The Court found that the strike was not an unfair labor practice strike and that a significant number of strikers had been permanently replaced and thus were not entitled to reinstatement or back pay. The Court remanded the case to the NLRB for a factual determination on the issue of permanency with respect to approximately 52 replacements hired after June 29, 1989. The Company did not contest the reinstatement of six employees terminated for alleged striker violence and the Court ordered reinstatement of four others in the same category. Management does not believe that the outcome of this matter will result in a material adverse effect on the Company's total net worth, cash flows or operating results.

     In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's total net worth, cash flows or operating results.


Note 13--Subsequent Event

     As discussed in Note 12, the SEC is investigating the Company's accounting and reporting of derivative transactions during the year ended December 31, 1993.

     In an institution and settlement of administrative proceedings dated December 22, 1994 against Bankers Trust (the Bankers Trust Order), the SEC alleged that Bankers Trust misled the Company about the value of the Company's derivative positions by providing the Company with fair values that were significantly different from the values determined by Bankers Trust's computer model and recorded on Bankers Trust's financial records, which difference of $4,571 as of December 31, 1993 resulted in a significant understatement of the magnitude of the Company's losses. In late March 1995, the SEC advised the Company that it believed that the Company should restate its 1993 consolidated financial statements due to the SEC's allegation that Bankers Trust caused the Company to materially understate its unrealized losses related to certain derivative transactions during 1993.
PAGE

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


Note 14--Quarterly Financial Data (Unaudited)

(Dollars in
thousands except       First      Second       Third      Fourth
per share amounts)    Quarter     Quarter     Quarter     Quarter     Year
                     --------    --------    --------    --------    --------
1994 (1)
- -------------------
Net sales            $ 93,187    $ 90,506    $152,881    $211,468    $548,042
Total revenues         93,429      90,648     153,026     211,692     548,795
Cost of products
  sold                 36,028      43,538      86,480     143,993     310,039
Net income (loss) (1) (10,843)    (16,933)        359      (1,186)    (28,603)
Net income
  (loss) per share (1)  (0.67)      (1.05)       0.02       (0.07)      (1.77)


1993 (1)
- -------------------
Net sales            $ 84,896    $ 83,796    $142,137    $235,336    $546,165
Total revenues         84,907      83,964     142,296     235,759     546,926
Cost of products
  sold                 30,996      30,813      77,519     137,781     277,109
Net income (loss) (1)     361       1,609         255      13,043      15,268
Net income
  (loss) per share (1)   0.02        0.10        0.02        0.81        0.95


[FN]

     (1) All quarters of 1993 and the first three quarters of 1994 have been restated for the effects of derivative transactions discussed in Note 13. The derivatives' impact on net income (loss) and net income (loss) per share in 1994 for the first three quarters of 1994 is as follows: reduce net loss $7,477 or $.46 per share in the first quarter; increase net loss $3,255 or $.20 per share in the second quarter; no impact in the third quarter. The derivatives' impact on net income and net income per share in 1993 for each of the quarters in 1993 is as follows: reduce net income $1,441 or $.09 per share in the first quarter; increase net income $394 or $.02 per share in the second quarter; reduce net income $1,987 or $.12 per share in the third quarter; and decreased net income $1,537 or $.09 per share in the fourth quarter.


PAGE

Independent Auditors' Report


To the Board of Directors and
Stockholders of Gibson Greetings, Inc.
Cincinnati, Ohio

     We have audited the accompanying consolidated balance sheets of Gibson Greetings, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Cincinnati, Ohio
June 7, 1995



PAGE

Report of Independent Public Accountants


To Gibson Greetings, Inc.:

     We have audited the accompanying consolidated statements of operations, cash flows and changes in stockholders' equity of Gibson Greetings, Inc. (a Delaware corporation) and its subsidiaries for the year ended December 31, 1992. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements referred to above are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements referred to above. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Gibson Greetings, Inc. and its subsidiaries for the year ended December 31, 1992, in conformity with generally accepted accounting principles.

     As discussed in notes to consolidated financial statements, effective January 1, 1992, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information in this schedule for the year ended December 31, 1992 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP


Cincinnati, Ohio,
February 9, 1993.


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

                          SUMMARY COMPENSATION TABLE
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

                               Option Grants in Last Fiscal Year
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

               Aggregated Option Exercises in Last Fiscal Year
                      and Fiscal Year-End Option Values

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

     Mr. Sweeney's employment agreement provides for a base annual salary of $136,000, subject to increase by the Company from time to time, and for participation in the Company's incentive bonus plan.
The agreement is subject to termination by the Company upon one year's advance written notice and as is otherwise provided therein. Mr.
Sweeney's agreement also provides that he is entitled to one year's salary (subject to offset under certain circumstances) if he is not retained in substantially the same capacity and salary for at least six months after any person becomes the beneficial owner of 50% or more of the Company's securities.
PAGE

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


                                                         Beneficial Ownership (1)(2)
                                                         ---------------------------
                                                           Number of
Name                        Position                        Shares           Percent
- ------------------          ------------------------       ---------         -------
 GSB Investment
  Management, Inc.
  301 Commerce Street,
  Suite 1501
  Ft. Worth, Texas 76102                                   1,430,031           8.6%
 John Hancock Mutual
  Life Insurance Company
  and subsidiaries,
  John Hancock Place
  P.O.Box 111
  Boston, Massachusetts 02177                              1,331,151           8.0%
 The Prudential
  Insurance Company
  of America
  Prudential Plaza
  Newark, New Jersey 07102                                 2,071,996          12.5%

 Thomas M. Cooney            Chairman of the                  12,542
                              Board, Emeritus
 Benjamin J. Sottile         Chairman of the
                              Board, President &
                              Chief Executive Officer        230,000           1.4%
 Charles D. Lindberg         Director                          3,600
 Albert R. Pezzillo          Director                          6,700
 Charlotte A. St. Martin     Director                          1,000
 Frank Stanton               Director                         11,300
 Roger T. Staubach           Director                          3,000
 C. Anthony Wainwright       Director                          6,100
 William Flaherty            Vice President - Finance          5,000
 Nelson J. Rohrbach          Vice President                   10,000
 Stephen M. Sweeney          Vice President - Human Resources 24,500

 All directors and executive
  officers as a group
  (12 persons)                                               313,752            1.9%


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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

a)   The following documents are filed as part of this report:

          Financial Statements:
     1.
           Page
          Herein    Financial Statement
          ------    ---------------------------------------------
            12      Consolidated Statements of Operations for the
                    years ended December 31, 1994, 1993 and 1992
            13      Consolidated Balance Sheets as of December 31,
                    1994 and 1993
            14      Consolidated Statements of Cash Flows for the
                    years ended December 31, 1994, 1993 and 1992
            15      Consolidated Statements of Changes in Stockholders'
                    Equity for the years ended December 31, 1994, 1993
                    and 1992
            16      Notes to Consolidated Financial Statements
            29      Independent Auditors' Report
            30      Report of Independent Public Accountants

     2. Financial Statement Schedules to be filed by Item 8 of this Form 10-K:

           Page
          Herein    Schedule
          ------    ------------------------------------------------
            42      Valuation and Qualifying Accounts


     3. Exhibits: See Index of Exhibits (page 43) for a listing of all exhibits filed with this annual report on Form 10-K

PAGE

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


PAGE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 7th day of June 1995.

                                Gibson Greetings, Inc.

                                By      /s/ Benjamin J. Sottile
                                        -----------------------
                                        Benjamin J. Sottile
                                        President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of the 7th day of
June 1995.
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
Deducted from
  trade receivables

Allowance for
 doubtful accounts:
   Twelve months
    ended 12/31/94       $   10,601     $  13,886      $       -      $   11,834 (A)  $   12,653
   Twelve months
    ended 12/31/93            7,515          4,188             -           1,102 (A)      10,601
   Twelve months
    ended 12/31/92            8,950         11,549             -          12,984 (A)       7,515

Allowance for sales
 returns, allowances
 and cash discounts:
   Twelve months
    ended 12/31/94           42,918        121,450             -         109,626 (B)      54,742
   Twelve months
    ended 12/31/93           45,902         89,987             -          92,971 (B)      42,918
   Twelve months
    ended 12/31/92           45,490        100,813             -         100,401 (B)      45,902


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

             (xvi)   Agreement dated May 28, 1993 between Gibson
                     Greetings, Inc. and Nelson J. Rohrbach (*12)

             (xvii)  Agreement dated June 24, 1994 between Gibson
                     Greetings, Inc. and Ralph J. Olson (*13)

             (xviii) Agreement dated December 21, 1994 between Gibson
                     Greetings, Inc. and Ralph J. Olson

             (xix) Agreement dated November 21, 1994 between Gibson Greetings, Inc. and Nelson J. Rohrbach

 11          Computation of Income per Share

 21          Subsidiaries of the Registrant

 23(A)       Independent Auditors's Consent

 23(B)       Consent of Independent Public Accountants


- ----------------------

    * Filed as an Exhibit to the document indicated and incorporated herein by reference:

            (1) The Company's Report on Form 10-K for the year ended December 31, 1988.

            (2) The Company's Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1993.

            (3) The Company's Report on Form 8-K dated December 28, 1987, filed January 4, 1988.

            (4)     The Company's Registration Statement on Form S-1 (No.
                    2-82990).

            (5)     The Company's Registration Statement on Form S-1 (No.
                    2-96396).

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