Form 10-Q/A
period 1993-03-31
GIBSON GREETINGS INC
filed 1995-06-20
CIK 717829

PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q/A

                              (AMENDMENT NO. 1)

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1993

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,089,829 shares of common stock, par value $.01, outstanding at June 12, 1995.


PAGE

In late March 1995, the Securities and Exchange Commission (SEC) advised the Company that it believed that the Company should restate its 1993 consolidated financial statements due to the SEC's allegation that Bankers Trust caused the Company to materially understate its unrealized losses related to certain derivative transactions during 1993. The Company has restated its condensed consolidated financial statements for the period ended March 31, 1993 to reflect unrealized losses on certain derivative transactions during that period. The restated condensed consolidated financial statements for the period ended March 31, 1993 can be found in the Comapny's Form 10-Q/A (Amendment No. 2) for the period ended March 31, 1994 and reference should be made to that document for the restated financial results for the period ended March 31, 1993.

The restatement affects the following items:

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBSON GREETINGS, INC.

Date    June 19, 1995
                                       By:/s/ William L. Flaherty
                                          ------------------------
                                          William L. Flaherty
                                          Vice President-Finance
                                          Principal Financial
                                          and Accounting Officer