Form 10-Q/A
period 1993-06-30
GIBSON GREETINGS INC
filed 1995-06-20
CIK 717829

PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q/A

                              (AMENDMENT NO. 1)

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1993

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


PAGE

In late March 1995, the Securities and Exchange Commission (SEC) advised the Company that it believed that the Company should restate its 1993 consolidated financial statements due to the SEC's allegation that Bankers Trust caused the Company to materially understate its unrealized losses related to certain derivative transactions during 1993. The Company has restated its condensed consolidated financial statements for the period ended June 30, 1993 to reflect unrealized losses on certain derivative transactions during that period. The restated condensed consolidated financial statements for the period ended June 30, 1993 can be found in the Company's Form 10-Q/A (Amendment No. 1) for the period ended June 30, 1994 and reference should be made to that document for the restated financial results for the period ended June 30, 1993.

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