Form 10-K/A
period 1993-12-31
GIBSON GREETINGS INC
filed 1995-06-20
CIK 717829

PAGE

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 2)

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

Yes  X    No


          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


          The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of June 12, 1995 was approximately $ 183,022,000.


          Indicate  the  number   of  shares  outstanding   of  each  of   the
registrant's  classes  of  common  stock,  as  of the latest practicable date:
16,089,829 shares of Common Stock, $.01 par value, at June 12, 1995.

        Documents incorporated by reference:
                Portions of Gibson Greetings, Inc.'s Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference in Part III.

PAGE

In late March 1995, the Securities and Exchange Commission (SEC) advised the Company that it believed that the Company should restate its 1993 consolidated financial statements due to the SEC's allegation that Bankers Trust caused the Company to materially understate its unrealized losses related to certain derivative transactions during 1993. The Company has restated its 1993 consolidated financial statements to reflect unrealized losses on certain derivative transactions during 1993. The restated 1993 consolidated financial statements can be found in the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1994 and reference should be made to that document for the restated 1993 financial results.


The restatement affects the following items:

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

Item 6.  Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data
PAGE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 19th day of June 1995.

                                Gibson Greetings, Inc.

                                By      /s/ William L. Flaherty
                                        -----------------------
                                        William L. Flaherty
                                        Vice President - Finance and
                                        Chief Financial Officer