Form 10-Q/A
period 1994-03-31
GIBSON GREETINGS INC
filed 1995-06-20
CIK 717829

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

PAGE

Part I., Item 1, Financial Statements

                            GIBSON GREETINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts)
                                 (Unaudited)
                                                       Restated
                                          -----------------------------------
                                          March 31,   December 31,  March 31,
                                             1994         1993         1993
                                          ---------    ---------    ---------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                    $  30,199    $   9,477    $  63,017
  Trade receivables, net                     60,457      192,163       48,900
  Inventories                               156,592      125,138      143,740
  Prepaid expenses                            5,578        4,207        4,632
  Prepaid income taxes                        3,009           -            -
  Deferred income taxes                      34,949       36,796       31,533
                                          ---------    ---------    ---------
    Total current assets                    290,784      367,781      291,822

PLANT AND EQUIPMENT, net                    117,591      116,900      114,629

NOTES RECEIVABLE, net                         1,126           -            -

DEFERRED INCOME TAXES                            -           854           -

OTHER ASSETS, net                            83,314       86,924       52,045
                                          ---------    ---------    ---------
                                          $ 492,815    $ 572,459    $ 458,496
                                          =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Debt due within one year                $   4,004    $  66,187    $   1,881
  Accounts payable                           18,454       18,835       16,442
  Income taxes payable                           -        13,071        4,844
  Other current liabilities                  52,709       60,479       47,143
                                          ---------    ---------    ---------
    Total current liabilities                75,167      158,572       70,310

DEFERRED INCOME TAXES                           486           -           176

LONG-TERM DEBT                               72,936       74,365       68,833

OTHER LIABILITIES                            43,182       26,425       16,760
                                          ---------    ---------    ---------
      Total liabilities                     191,771      259,362      156,079
                                          ---------    ---------    ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                   -            -            -
  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                       -            -            -
  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,561,530, 16,533,267 and
   16,507,419 shares issued, respectively       166          165          165
  Paid-in capital                            45,703       45,209       44,522
  Retained earnings                         260,871      273,320      263,227
  Foreign currency adjustment                   200          291          391
                                          ---------    ---------    ---------
                                            306,940      318,985      308,305
  Less treasury stock, at cost,
   481,344, 473,344 and 473,344
   shares, respectively                       5,896        5,888        5,888
                                          ---------    ---------    ---------
    Total stockholders' equity              301,044      313,097      302,417
                                          ---------    ---------    ---------
                                          $ 492,815    $ 572,459    $ 458,496
                                          =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands except per share amounts)
                                 (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                              Restated
                                                       ----------------------
                                                          1994         1993
                                                       ---------    ---------
REVENUES                                               $  93,429    $  84,907

COSTS AND EXPENSES:

  Operating expenses:

    Cost of products sold                                 36,028       30,996

    Selling, distribution and
     administrative expenses                              57,852       49,661
                                                       ---------    ---------
      Total operating expenses                            93,880       80,657
                                                       ---------    ---------
Operating income (loss) before
 financing and derivative transaction expenses              (451)       4,250

  Financing and derivative transaction expenses:

    Interest expense, net of capitalized interest          1,974        1,656

    Interest income                                         (321)        (429)

    Loss on derivative transactions, net                   8,974        1,441
                                                       ---------    ---------
      Total financing and derivative
       transaction expenses, net                          10,627        2,668
                                                       ---------    ---------
Income (loss) before income taxes                        (11,078)       1,582

  Income taxes                                              (235)       1,221
                                                       ---------    ---------
Net income (loss)                                      $ (10,843)   $     361
                                                       =========    =========

Net income (loss) per share                            $    (.67)   $     .02
                                                       =========    =========
Dividends per share                                    $     .10    $     .10
                                                       =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                            GIBSON GREETINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                               Restated
                                                       ----------------------
                                                          1994         1993
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $ (10,843)   $     361
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and write-down of display fixtures        5,670        6,479
    Loss on disposal of plant and equipment                  514          418
    Loss on derivative transactions, net                   8,974        1,441
    Deferred income taxes                                  3,187       (2,103)
    Amortization and write-down of deferred
     costs and other intangibles                           5,249        3,703
    Change in assets and liabilities:
     Decrease in trade receivables, net                  131,706      120,705
     Increase in inventories                             (31,454)     (24,982)
     Increase in prepaid expenses                         (1,371)        (331)
     Increase in prepaid income taxes                     (3,009)          -
     Increase in notes receivable, net                    (1,126)          -
     Increase in other assets, net of amortization        (1,639)      (1,472)
     Increase (decrease) in accounts payable                (381)       1,704
     Decrease in income taxes payable                    (13,071)      (5,087)
     Decrease in other current liabilities                (7,770)      (6,132)
     Increase in other liabilities                         7,783          279
    All other, net                                            10          131
                                                       ---------    ---------
      Total adjustments                                  103,272       94,753
                                                       ---------    ---------
        Net cash provided by operating activities         92,429       95,114
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                         (7,005)      (8,820)
  Proceeds from sale of plant and equipment                   37          115
                                                       ---------    ---------
        Net cash used in investing activities             (6,968)      (8,705)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term borrowings                  (62,270)     (30,100)
  Payments on long-term debt                              (1,350)      (1,280)
  Issuance of common stock                                   495           86
  Acquisition of common stock for treasury                    (8)          -
  Dividends paid                                          (1,606)      (1,603)
                                                       ---------    ---------
        Net cash used in financing activities            (64,739)     (32,897)
                                                       ---------    ---------
NET INCREASE IN CASH AND EQUIVALENTS                      20,722       53,512

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                9,477        9,505
                                                       ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD                  $  30,199    $  63,017
                                                       =========    =========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized               $     929    $   1,221
    Income taxes                                          12,632        8,406

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1994, December 31, 1993 and March 31, 1993, the results of its operations for the three months ended March 31, 1994 and 1993 and its cash flows for the three months ended March 31, 1994 and 1993. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 1993.

On  July  1,  1994,  the  Company  announced  that  it had determined that the inventory of Cleo, Inc. (Cleo), a wholly-owned subsidiary, at December 31, 1993 had been overstated, resulting in an overstatement of the Company's 1993 condensed consolidated net income. The overstatement of inventory and income before income taxes was $8,806 and the effect on net income was $5,345 at
December 31, 1993 and for the year then ended. The accompanying 1993 consolidated financial statements have been amended and restated to reflect the correction of such overstatement.

At March 31, 1994, the Cleo inventories remained overstated by $8,806. Accordingly, the accompanying condensed consolidated financial statements at March 31, 1994 have been amended and restated to reflect the correction of such overstatement. The correction had no impact on loss before income taxes, net loss or net loss per share for the three months ended March 31, 1994.

In an institution and settlement of administrative proceedings dated December 22, 1994 against Bankers Trust (the Bankers Trust Order), the Securities and Exchange Commission (SEC) alleged that Bankers Trust misled the Company about the value of the Company's derivative positions by providing the Company with fair values that were significantly different from the values determined by Bankers Trust computer model and recorded on Bankers Trust's financial records, which difference resulted in a significant understatement of the magnitude of the Company's fiscal year 1993 losses. In late March 1995, the SEC advised the Company that it believed that the Company should restate its 1993 consolidated financial statements.

PAGE

The Company has restated the 1993 year-end consolidated financial statements to reflect derivative values based on Bankers Trust's computer model as set forth in the Bankers Trust Order. Such restatement resulted in a $4,571 reduction in previously reported 1993 annual consolidated net income and a corresponding decrease in 1994 annual consolidated net loss. This restatement, which was reflected in the accompanying condensed consolidated financial statements, reduced the previously reported net loss for the three months ended March 31, 1994 by $7,477 or $.46 per share and reduced the previously reported net income for the three months ended March 31, 1993 by $1,441 or $.09 per share.

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

PAGE

Note 5 - Interest Expense

There was no capitalized interest for the three months ended March 31, 1994 and 1993.

Note 6 - Net Income (Loss) Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net (loss) income per share is as follows:


                                                       1994          1993
                                                    ----------    ----------
Three months ended March 31,                            16,198        16,074
                                                    ==========    ==========

Note 7 - Derivative Transactions

The Company periodically has entered into interest rate swap or derivative transactions with the intent to manage the interest rate sensitivity of portions of its debt. On March 4, 1994, the Company felt compelled to enter into two interest rate derivative transactions to cap its exposure on two prior interest interest rate derivative transactions that had a negative market value, on that date, of $17,500. These two new transactions had caps on the Company's total exposure and replaced the previous uncapped positions that were entered into subsequent to December 31, 1993 in an attempt to limit the Company's exposure against rising short-term interest rates.

The negative market values of these two positions at March 31, 1994 were as follows:

              Six-month LIBOR  Band -  3.9% to 5.9%    $13,274
              Swap Spread                                3,171
                                                       -------
                                                       $16,445
                                                       =======

Based on the stated maturity dates, the $16,445 accrual for loss is shown as an Other Liability in the accompanying condensed consolidated balance sheet. As required by SFAS No. 109, the Company has recorded the tax benefit from the loss on these derivative transactions and an offsetting valuation allowance for the full amount of the estimated tax benefit due to current uncertainties surrounding the amount, timing and characteristics of the loss.

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

Note 8 - Legal Matters

In July 1994, immediately following the Company's announcement of an inventory misstatement at the Company's subsidiary Cleo, Inc. (Cleo), which resulted in an overstatment of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In December 1994 the Court ruled that neither of the two named plaintiffs qualified as a class representative. Plaintiffs have filed an Amended Complaint naming a proposed substitute class representative. Like its predecessors in this litigation, the most recent complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed an Answer denying any wrongdoing and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company.

On April 10, 1995, two purported class action lawsuits were commenced against the Company, its Chairman, President and Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of Ohio (Kurtz v. Gibson Greetings Inc., et al and Romine v. Gibson Greetings Inc., et al). The Complaints allege violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. The Company intends to defend the suits vigorously.

The  litigation  described  in  the  two  preceding paragraphs is in the early stages of proceedings. Accordingly, the Company presently is unable to predict the effect of the ultimate resolutions of these matters upon the Company's results of operations and cash flows; as of this date, however, Managment does not expect that such resolutions would result in a material adverse effect upon the Company's total net worth, although a substantially unfavorable outcome could be material to such net worth.

PAGE

The SEC is conducting a private investigation to determine whether the Company or certain former officers engaged in conduct in violation of certain provisions  of  the  Securities  Exchange  Act  of  1934  and  the  rules  and regulations thereunder. The investigation is focused on the Company's derivative transactions and the Company's reporting and accounting with respect thereto. The Company is cooperating in such investigation.

As noted in Note 7, on September 12, 1994 the Company filed suit against Bankers Trust Company and its affiliate BT Securities in the United States District Court for the Southern District of Ohio (Gibson Greetings, Inc. v. Bankers Trust Company and BT Securities Corporation) alleging that in connection with the sale of derivatives to the Company they had breached fiduciary duties, made fraudulent misrepresentations, and failed to make adequate disclosures, in violation of common law and statutory obligations to the Company.

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

In addition, the Company is a defendent in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.

PAGE

Part I., Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition

Introduction

As announced on July 1, 1994, the Company determined that the inventory of its Cleo, Inc. gift wrap subsidiary (Cleo) had been overstated, resulting in an overstatement of the Company's previously reported 1993 consolidated net income. As a result of this overstatement, as well as the accrual of an unrealized market value net loss on certain derivative transactions which did not qualify as hedges, it was necessary for the Company to amend and restate its consolidated financial statements for the third quarter ended September 30, 1993, the fourth quarter ended December 31, 1993, the twelve months ended December 31, 1993 and for the first quarter ended March 31, 1994.
Additionally, the Company has complied with the Securities and Exchange Commission (SEC) request that the Company restate its 1993 consolidated financial statements due to the SEC's allegation that Bankers Trust caused the Company to materially understate its unrealized losses related to certain derivative transactions during 1993. The adjustments made are described in
Note 1 of the Notes to Condensed Consolidated Financial Statements included in this report, and should be reviewed in conjunction with the discussion of "Results of Operations" and "Liquidity and Capital Resources" presented below.

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

Operating expenses totaled $93.9 million in the first quarter of 1994 representing a 16.4% increase over the corresponding quarter in 1993. Cost of products sold, as a percent of revenues, increased due to lower domestic greeting card sales while selling, distribution and administrative expenses increased due to expenses associated with The Paper Factory as well as higher expenses to expand the Company's rapidly growing Mexican operations. At March 31, 1994, the Company anticipated that the change in product mix, pricing pressures and customer discounts which adversely affected gross margins from Cleo's sales of gift wrap and paper products in 1993 would continue in 1994 and that Cleo would incur a loss for 1994. In addition, the Company had recently completed an extensive review of Cleo's inventory, and anticipated that it would record, in the second quarter of 1994, obsolescence charges against the book value of certain of Cleo's inventory.

PAGE

Financing and derivative transaction expenses increased over 1993 primarily due to net losses on certain interest rate derivative transactions of $9.0 million in the first quarter of 1994. The Company recorded a net loss on derivative transactions for the three months ended March 31, 1994 of $9.0 million, consisting of an unrealized market value loss of $9.1 million on two derivative transactions outstanding at March 31, 1994, which did not qualify as hedges and the recognition of a $0.1 million gain. The market values of derivative transactions outstanding at March 31, 1994 and 1993 were determined by a financial institution based on the projected future value of the transactions at maturity. These positions were reported at current fair market value until they were closed out. (See "Financing and Derivative Transactions Expenses" below).

Pretax loss of $11.1 million in the first quarter of 1994 compared with 1993 pretax income of $1.6 million, while the net loss of $10.8 million in the first quarter of 1994 compared with 1993 net income of $0.4 million for the same period.

Financing and Derivative Transaction Expenses

The company had two interest rate derivative transactions outstanding at March 31, 1994, which were recorded at fair market value. These two transactions had caps on the Company's total exposure and replaced previous uncapped positions that were entered into subsequent to December 31, 1993. At March 31, 1994, except for the two positions described below and two relatively minor ($3.0 million notional value) interest rate swaps on industrial revenue bonds, the Company had discontinued trading in any swap/derivative positions.

On March 4, 1994, the Company felt compelled to enter into the two outstanding interest rate derivative transactions in order to replace and to cap its exposure on two prior interest rate derivative transactions that had a negative market value, on that date, of $17.5 million.

On September 12, 1994 the Company filed suit against Bankers Trust Company and its affiliate BT Securities in the United States District Court for the Southern District of Ohio (Gibson Greetings, Inc. v. Bankers Trust Company and BT Securities Corporation) alleging that in connection with the sale of derivatives to the Company they had breached fiduciary duties, made fraudulent misrepresentations, and failed to make adequate disclosures, in violation of common law and statutory obligations to the Company. The suit sought damages and asked that the court declare the Company's existing derivative transactions with Bankers Trust to be unenforceable. Bankers Trust filed an Answer denying the allegations and a counterclaim seeking enforcement of the existing derivative transactions. On November 23, 1994 the Company settled its claims against Bankers Trust. As part of the settlement, the Company paid Bankers Trust $6.2 million which included the reimbursement of approximately $3.4 million of cash payments previously made to the Company by Bankers Trust and recorded as income in 1993. In return, the remaining transactions were terminated with no further liability to the Company.

The full amount of the $16.4 million loss, representing the termination value at March 31, 1994 had no cash flow impact in the first quarter.

PAGE

Certain of the derivative transactions executed during the first three months of 1993 did not qualify as effective interest rate hedges and, accordingly, the proceeds realized from such transactions (approximately $0.2 million) were recognized as a component of the loss on derivative transactions, net in the restated condensed consolidated statement of operations for the three months ended March 31, 1993. Additionally, the estimated current market value of two derivative transactions outstanding at March 31, 1993, which likewise did not qualify as effective interest rate hedges, was a loss of $1.5 million which was accrued in the restated condensed consolidated financial statements at March 31, 1993.

Liquidity and Capital Resources

Cash flows from operating activities for the first three months of 1994 provided $92.4 million in cash compared to $95.1 million for the same period in 1993. The decrease from 1993 reflected net loss as of March 31, 1994 offset by non-cash charges of $23.6 million, primarily reflecting the unrealized net loss on derivative transactions, and higher inventory levels combined with lower income taxes payable.

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

Covenants contained in the Company's debt agreement required the Company to deliver to its lenders audited comparative 1994 and 1993 consolidated financial statements by April 30, 1995. The Comapany obtained waivers dated April 25 and 28, 1995 from the lenders extending the delivery of required financial statements until June 8, 1995. These statements were delivered on that date.

Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies. (See Part
II. Item 1.)

PAGE

Part II. Other Information

Item 1. Legal Proceedings

The information presented in Note 8 of Notes to Condensed Consolidated Financial Statements (Part I, Item 1) is incorporated by reference in response to this Item.

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