Form 10-Q/A
period 1994-06-30
GIBSON GREETINGS INC
filed 1995-06-20
CIK 717829

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





PAGE

 Part I., Item 1, Financial Statements

                          GIBSON GREETINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                                                    Restated
                                       -------------------------------------
                                        June 30,   December 31,     June 30,
                                          1994          1993          1993
                                       ---------     ---------     ---------
ASSETS
CURRENT ASSETS:
  Cash and equivalents                 $   5,957     $   9,477     $  15,234
  Trade receivables, net                  50,584       192,163        34,365
  Inventories                            192,427       125,138       185,527
  Prepaid expenses                         5,814         4,207         4,675
  Prepaid income taxes                     8,702            -             -
  Deferred income taxes                   36,333        36,796        29,255
                                       ---------     ---------     ---------
     Total current assets                299,817       367,781       269,056
                                       ---------     ---------     ---------
PLANT AND EQUIPMENT, net                 122,087       116,900       118,117

NOTES RECEIVABLE, net                      1,075            -             -

OTHER ASSETS, net                         85,553        86,924        79,722
                                       ---------     ---------     ---------
                                       $ 508,532     $ 571,605     $ 466,895
                                       =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Debt due within one year             $  33,102     $  66,187     $   1,887
  Accounts payable                        22,512        18,835        17,553
  Income taxes payable                        -         13,071           177
  Other current liabilities               70,682        60,479        47,278
                                       ---------     ---------     ---------
   Total current liabilities             126,296       158,572        66,895
                                       ---------     ---------     ---------
DEFERRED INCOME TAXES                        423          (854)        1,365

LONG-TERM DEBT                            63,695        74,365        76,835

OTHER LIABILITIES                         35,352        26,425        19,311
                                       ---------     ---------     ---------
   Total liabilities                     225,766       258,508       164,406
                                       ---------     ---------     ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                -             -             -

  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                    -             -             -

  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,579,530, 16,533,267 and
   16,508,469 shares issued,
   respectively                              166           165           165
  Paid-in capital                         46,019        45,209        44,615
  Retained earnings                      242,328       273,320       263,232
  Foreign currency adjustment                193           291           365
                                       ---------     ---------     ---------
                                         288,706       318,985       308,377
  Less treasury stock, at cost,
   483,701, 473,344 and 473,344
   shares, respectively                    5,940         5,888         5,888
                                       ---------     ---------     ---------
   Total stockholders' equity            282,766       313,097       302,489
                                       ---------     ---------     ---------
                                       $ 508,532     $ 571,605     $ 466,895
                                       =========     =========     =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                            ----------------------    ----------------------
                                   Restated                  Restated
                            ----------------------    ----------------------
                               1994         1993         1994         1993
                            ---------    ---------    ---------    ---------
Revenues                    $  90,648    $  83,964    $ 184,077    $ 168,871

Costs and expenses:

  Operating expenses:

    Cost of products sold      43,538       30,813       79,566       61,809

    Selling, distribution
    and administrative
    expenses                   61,237       49,256      119,089       98,917
                            ---------    ---------    ---------    ---------
    Total operating
      expenses                104,775       80,069      198,655      160,726
                            ---------    ---------    ---------    ---------
Operating income (loss)
  before financing and
  derivative transaction
  expenses                    (14,127)       3,895      (14,578)       8,145

  Financing and derivative
    transaction expenses:

     Interest expense, net of
      capitalized interest      2,055        1,761        4,029        3,417

     Interest income             (188)        (338)        (509)        (767)

     Loss on derivative
       transactions, net        6,550         (394)      15,524        1,047
                            ---------    ---------    ---------    ---------
    Total financing and
      derivative transaction
      expenses, net             8,417        1,029       19,044        3,697
                            ---------    ---------    ---------    ---------
Income (loss) before
  income taxes                (22,544)       2,866      (33,622)       4,448

 Income taxes                  (5,611)       1,257       (5,846)       2,478
                            ---------    ---------    ---------    ---------
Net income (loss)           $ (16,933)   $   1,609    $ (27,776)   $   1,970
                            =========    =========    =========    =========
Net income (loss) per share $   (1.05)   $     .10    $   (1.72) $       .12
                            =========    =========    =========    =========
Dividends per share         $     .10    $     .10    $     .20    $     .20
                            =========    =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                            Restated
                                                    ------------------------
                                                       1994          1993
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $  (27,776)   $    1,970
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and write-down of display fixtures      11,449        11,085
   Loss on disposal of plant and equipment               2,818         2,420
   Loss on derivative transactions, net                 15,524         1,047
   Deferred income taxes                                 1,740           729
   Amortization of deferred costs and other
    intangibles                                         10,546         7,543
   Change in assets and liabilities:
      Decrease in trade receivables, net               141,579       135,269
      Increase in inventories                          (67,289)      (58,546)
      Increase in prepaid expenses                      (1,607)         (182)
      Increase in prepaid income taxes                  (8,702)           -
      Increase in notes receivable, net                 (1,075)           -
      Increase in other assets, net of amortization     (9,175)       (6,793)
      Increase in accounts payable                       3,677         1,297
      Decrease in income taxes payable                 (13,071)       (9,880)
      Increase (decrease) in other current
       liabilities                                      10,203        (6,632)
      Increase (decrease) in other liabilities          (6,597)        3,258
   All other, net                                         (125)          155
                                                    ----------    ----------
           Total adjustments                            89,895        80,770
                                                    ----------    ----------
        Net cash provided by operating activities       62,119        82,740
                                                    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                       (19,467)      (16,809)
 Proceeds from sale of plant and equipment                  56            80
 Acquisition of The Paper Factory of Wisconsin, Inc.,
    net of cash acquired                                    -        (24,782)
                                                    ----------    ----------
        Net cash used in investing activities          (19,411)      (41,511)
                                                    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in short-term borrowings                 (40,320)      (39,208)
 Issuance of long-term debt                                 -          8,075
 Payments on long-term debt                             (3,451)       (1,339)
 Issuance of common stock                                  811           179
 Acquisition of common stock for treasury                  (52)           -
 Dividends paid                                         (3,216)       (3,207)
                                                    ----------    ----------
       Net cash used in
        financing activities                           (46,228)      (35,500)
                                                    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         (3,520)        5,729

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              9,477         9,505
                                                    ----------    ----------
CASH AND EQUIVALENTS AT END OF PERIOD               $    5,957    $   15,234
                                                    ==========    ==========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
   Interest, net of amounts capitalized             $    3,975    $    4,050
   Income taxes                                         14,039        11,624

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

On  July  1,  1994,  the  Company  announced  that  it had determined that the inventory of Cleo, Inc. (Cleo), a wholly-owned subsidiary at December 31, 1993 had been overstated, resulting in an overstatement of the Company's 1993 consolidated net income. The overstatement of inventory and income before income taxes was $8,806 and the effect on net income was $5,346 at December 31, 1993 and for the year then ended. The accompanying 1993 condensed consolidated financial statements have been amended and restated to reflect the correction of such overstatement.

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

PAGE

The Company has restated the 1993 year-end consolidated financial statements to reflect derivative values based on Bankers Trust's computer model as set forth in the Bankers Trust Order. Such restatement resulted in a $4,571 reduction in previously reported 1993 annual consolidated net income and a corresponding decrease in 1994 annual consolidated net loss. This restatement, which was reflected in the accompanying condensed consolidated financial statements, increased the previously reported net income for the three months ended June 30, 1993 by $394 or $.02 per share; increased the previously reported net loss for the three months ended June 30, 1994 by $3,255 or $.20 per share; reduced the previously reported net income for the six months ended June 30, 1993 by $1,047 or $.07 per share; and reduced the previously reported net loss for the six months ended June 30, 1994 by $4,222 or $.26 per share.

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
                                                      -------
                                                      $22,995
                                                      =======

PAGE

Based on the stated maturity dates, the $15,035 accrual for loss is shown as an Other Current Liability while the $7,960 accrual is shown as an Other Liability in the accompanying condensed consolidated balance sheet. As required by SFAS No. 109, the Company has recorded the tax benefit from the loss on these derivative transactions and an offsetting valuation allowance for the full amount of the estimated tax benefit due to current uncertainties surrounding the amount, timing and characteristics of the loss.

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

PAGE

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

PAGE

Operating expenses totaled $104.8 million in the second quarter of 1994 representing a 30.9% increase over the corresponding quarter in 1993. Cost of products sold, as a percent of revenues, was 48.0% versus 36.7% for the second quarter of 1993. The increase was primarily due to the impact of the acquisition of The Paper Factory combined with an increase at Cleo. The Paper Factory is a highly seasonal business which traditionally posts most of its revenues and profits in the third and fourth quarters. The change in product mix, pricing pressures and customer discounts which had adversely affected gross margins from Cleo's sales of gift wrap and paper products in 1993, as discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993, continued in 1994 and at June 30, 1994, the Company expected Cleo to incur a loss for the full twelve months ended December 31, 1994. The second quarter 1994 results reflect an obsolescence charge resulting from an extensive review of Cleo's inventory as well as additional charges for sales returns and allowances for customer discounts at Cleo. Selling, distribution and administrative expenses, as a percent of revenues, increased to 67.6% from 58.7% primarily due to the impact of the acquisition of The Paper Factory combined with increased expenditures for programs implemented by the Company to improve customer service and to increase sales and marketing efforts primarily with respect to the Company's greeting card division.

Operating expenses totaled $198.7 million for the six months ended June 30, 1994 representing a 23.6% increase over 1993. Cost of products sold, as a percent of revenues, was 43.2% versus 36.6% in 1993 reflecting the full impact of The Paper Factory in 1994 and the obsolescence charges at Cleo and the change in product mix, pricing pressures and customer discounts at Cleo which were expected to continue throughout 1994. Selling, distribution and administrative expenses, as a percent of revenues, increased to 64.7% from 58.6% primarily due to the acquisition of The Paper Factory combined with costs associated with programs to improve customer service and to increase selling and marketing efforts primarily with respect to the Company's greeting card division.

For the three months ended June 30, 1994, the Company recorded an unrealized market value loss of $6.6 million on two derivative transactions outstanding at June 30, 1994, which did not qualify as hedges. For the six months ended June 30, 1994, the Company recorded a net loss on derivative transactions of $15.5 million consisting of an unrealized market value loss of $15.6 million and the recognition of a $0.1 million gain, all from derivative transactions which did not qualify as hedges. The market value of derivative transactions outstanding at June 30, 1994 was determined by a financial institution model based on the projected future value of the transactions at maturity. These positions were reported at current fair market value until they were closed out. (See "Financing and Derivative Transaction Expenses" below).

Second quarter pretax loss of $22.5 million compared with pretax income for 1993 of $2.9 million. Pretax loss for the six months ended June 30, 1994 was $33.6 million compared with 1993 pretax income of $4.4 million.

PAGE

Effective tax rates for the three months and six months ended June 30, 1994 were 24.9% and 17.4%, respectively compared with 43.9% and 55.7% for the same periods in 1993. The effective rates at which the 1994 loss was benefitted differs from the statutory rates due principally to allowances provided against tax benefits related to the derivative transactions as realization of such tax benefits in the carryforward period is not assured. The tax rates for the 1993 period exceeded the statutory rates in part due to the goodwill associated with The Paper Factory acquisition.

Net loss for the second quarter of 1994 was $16.9 million compared with 1993 net income of $1.6 million. For the six months ended June 30, 1994, net loss was $27.8 million compared with 1993 net income of $2.0 million.

Financing and Derivative  Transaction Expenses

The company had two interest rate derivative transactions outstanding at June 30, 1994, which were recorded at fair market value. These two transactions had caps on the Company's total exposure and replaced previous uncapped positions that were entered into subsequent to December 31, 1993. At June 30, 1994, except for the two positions described below and two relatively minor ($3.0 million notional value) interest rate swaps on industrial revenue bonds, the Company had discontinued trading in any swap/derivative positions.

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

The full amount of the $23.0 million loss, representing the termination value at June 30, 1994 had no cash flow impact in the first six months of 1994.

PAGE

Certain of the derivative transactions executed during the first six months of 1993 did not qualify as effective interest rate hedges and, accordingly, the proceeds realized from such transactions (approximately $1.1 million) were recognized as a component of the loss on derivative transactions, net in the restated condensed consolidated statement of income for the three and six months ended June 30, 1993. Additionally, the estimated current market value of three derivative transactions outstanding at June 30, 1993, which likewise did not qualify as effective interest rate hedges, was a loss of $2.0 million which was accrued in the restated condensed consolidated financial statements at June 30, 1993.

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

Other current liabilities increased $23.4 million from the same period in 1993 primarily due to the current portion of the loss on derivative transactions of $15.0 million and the timing of other payments. Other liabilities increased $16.0 million from the same period in 1993 reflecting the $8.0 million noncurrent portion of the loss on derivative transactions as well as an increase in the noncurrent portion of amounts due on sales agreements. The latter increase reflected new sales agreements and renewed agreements in 1994.

Covenants contained in the Company's debt agreement required the Company to deliver to its lenders audited comparative 1994 and 1993 consolidated financial statements by April 30, 1995. The Company obtained waivers dated April 25 and 28, 1995 from the lenders extending the delivery of required financial statements until June 8, 1995. These statements were delivered on that date.

Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies (See Part
II. Item 1).

PAGE

Part II. Other Information

Item 1. Legal Proceedings

The information presented in Note 8 of Notes to Condensed Consolidated Financial Statement (Part I, Item 1) is incorporated by reference in response to this Item.

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