Form 10-Q/A
period 1994-09-30
GIBSON GREETINGS INC
filed 1995-06-20
CIK 717829

PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q/A

                               (Amendment No.1)

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

 Part I., Item 1, Financial Statements

                          GIBSON GREETINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                                                     Restated
                                     -----------------------------------------
                                     September 30,  December 31, September 30,
                                          1994          1993          1993
                                     -----------    -----------   -----------
ASSETS
CURRENT ASSETS:
  Cash and equivalents                 $     899     $   9,477     $     540
  Trade receivables, net                 126,285       192,163       101,038
  Inventories                            197,742       125,138       190,564
  Prepaid expenses                         5,580         4,207         5,213
  Prepaid income taxes                     7,422            -             -
  Deferred income taxes                   37,582        36,796        33,813
                                       ---------     ---------     ---------
     Total current assets                375,510       367,781       331,168
                                       ---------     ---------     ---------
PLANT AND EQUIPMENT, net                 124,083       116,900       117,850

NOTES RECEIVABLE, net                        875            -             -

OTHER ASSETS, net                        115,708        86,924        79,552
                                       ---------     ---------     ---------
                                       $ 616,176     $ 571,605     $ 528,570
                                       =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Debt due within one year             $  96,608     $  66,187     $  41,962
  Accounts payable                        34,085        18,835        26,333
  Income taxes payable                        -         13,071         3,941
  Other current liabilities              101,080        60,479        55,289
                                       ---------     ---------     ---------
   Total current liabilities             231,773       158,572       127,525
                                       ---------     ---------     ---------
DEFERRED INCOME TAXES                       (629)         (854)          618

LONG-TERM DEBT                            63,315        74,365        74,441

OTHER LIABILITIES                         40,178        26,425        24,370
                                       ---------     ---------     ---------
   Total liabilities                     334,637       258,508       226,954
                                       ---------     ---------     ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                -             -             -

  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                    -             -             -

  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,579,530, 16,533,267 and
   16,530,067 shares issued,
   respectively                              166           165           165
  Paid-in capital                         46,057        45,209        45,089
  Retained earnings                      241,078       273,320       261,883
  Foreign currency adjustment                178           291           367
                                       ---------     ---------     ---------
                                         287,479       318,985       307,504
  Less treasury stock, at cost,
   483,701, 473,344 and 473,344
   shares, respectively                    5,940         5,888         5,888
                                       ---------     ---------     ---------
   Total stockholders' equity            281,539       313,097       301,616
                                       ---------     ---------     ---------
                                       $ 616,176     $ 571,605     $ 528,570
                                       =========     =========     =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                              Three Months Ended        Nine Months Ended
                                 September 30,             September 30,
                            ----------------------    ----------------------
                                          Restated           Restated
                                         ---------    ----------------------
                               1994         1993         1994         1993
                            ---------    ---------    ---------    ---------
Revenues                    $ 153,026    $ 142,296    $ 337,103    $ 311,167

Costs and expenses:

  Cost of products sold        86,480       77,519      166,046      139,328

  Selling, distribution and
   administrative expenses     66,699       58,012      185,788      156,929
                            ---------    ---------    ---------    ---------
    Total operating
      expenses                153,179      135,531      351,834      296,257
                            ---------    ---------    ---------    ---------
Operating income (loss)
  before financing and
  derivative transaction
  expenses                       (153)       6,765      (14,731)      14,910

Financing and derivative
  transaction expenses:

   Interest expense             2,656        1,945        6,685        5,362

   Interest income               (142)        (127)        (651)        (894)

   (Gain) loss on derivative
     transactions, net         (2,277)       3,866       13,247        4,913
                            ---------    ---------    ---------    ---------
    Total financing and
      derivative transaction
      expenses, net               237        5,684       19,281        9,381
                            ---------    ---------    ---------    ---------
Income (loss) before
  income taxes                   (390)       1,081      (34,012)       5,529

 Income taxes                    (749)         826       (6,595)       3,304
                            ---------    ---------    ---------    ---------
Net income (loss)           $     359    $     255    $ (27,417)   $   2,225
                            =========    =========    =========    =========

Net income (loss) per share $     .02    $     .02    $   (1.70)   $     .14
                            =========    =========    =========    =========
Dividends per share         $     .10    $     .10    $     .30    $     .30
                            =========    =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                            Restated
                                                    ------------------------
                                                       1994          1993
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $  (27,417)   $    2,225
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and write-down of display fixtures      17,505        18,022
   Loss on disposal of plant and equipment               4,703         3,556
   Loss on derivative transactions, net                 13,247         4,913
   Deferred income taxes                                  (561)       (4,576)
   Amortization of deferred costs and other
    intangibles                                         15,901        15,617
   Change in assets and liabilities:
      Decrease in trade receivables, net                65,878        68,596
      Increase in inventories                          (72,604)      (63,583)
      Increase in prepaid expenses                      (1,373)         (720)
      Increase in prepaid income taxes                  (7,422)           -
      Increase in notes receivable, net                   (875)           -
      Increase in other assets, net of amortization    (44,685)      (15,730)
      Increase in accounts payable                      15,250        10,077
      Decrease in income taxes payable                 (13,071)       (6,116)
      Increase in other current  liabilities            22,783         1,413
      Increase (decrease) in other liabilities          18,324        (3,658)
   All other, net                                         (226)          174
                                                    ----------    ----------
           Total adjustments                            32,774        27,985
                                                    ----------    ----------
        Net cash provided by operating activities        5,357        30,210
                                                    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                       (29,419)      (24,673)
 Proceeds from sale of plant and equipment                 165           121
 Acquisition of The Paper Factory of Wisconsin, Inc.,
    net of cash acquired                                    -        (24,782)
                                                    ----------    ----------
        Net cash used in investing activities          (29,254)      (49,334)
                                                    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings                  23,180         7,950
 Issuance of long-term debt                                 -          8,075
 Payments on long-term debt                             (3,833)       (1,708)
 Issuance of common stock                                  849           653
 Acquisition of common stock for treasury                  (52)           -
 Dividends paid                                         (4,825)       (4,811)
                                                    ----------    ----------

       Net cash provided by financing activities        15,319        10,159
                                                    ----------    ----------
NET DECREASE IN CASH AND EQUIVALENTS                    (8,578)       (8,965)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              9,477         9,505
                                                    ----------    ----------
CASH AND EQUIVALENTS AT END OF PERIOD               $      899    $      540
                                                    ==========    ==========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
   Interest                                         $    5,202    $    5,048
   Income taxes                                         14,237        14,014

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Three and Nine Months Ended September 30, 1994 and 1993
                 (Amounts in thousands except per share data)
                                  (Unaudited)

Note  1  -  Basis   of  Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1994, December 31, 1993 and September 30, 1993, the results of its operations for the three and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A (Amendment No.2) for the year ended December 31, 1993.

On  July  1,  1994,  the  Company  announced  that  it had determined that the inventory of Cleo, Inc. (Cleo), a wholly-owned subsidiary, at December 31, 1993 had been overstated, resulting in an overstatement of the Company's 1993 consolidated net income. The overstatement of inventory and income before income taxes was $8,806 and the effect on net income was $5,346 at December 31, 1993 and for the year then ended. The accompanying condensed consolidated financial statements have been amended and restated to reflect the correction of such overstatement.

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

PAGE

The Company has restated the 1993 year-end consolidated financial statements to reflect derivative values based on Bankers Trust's computer model as set forth in the Bankers Trust Order. Such restatement resulted in a $4,571 reduction in previously reported 1993 annual consolidated net income and a corresponding decrease in 1994 annual consolidated net loss. This restatement, which was reflected in the accompanying condensed consolidated financial statements, reduced the previously reported net income for the three and nine months ended September 30, 1993 by $1,987 or $.12 per share and $3,034 or $.19 per share, respectively, and reduced the net loss for the nine months ended September 30, 1994 by $4,222 or $.26 per share.

Interest rate swap and derivative transactions that do not qualify as hedges are recorded at their fair market value, which is the estimated amount that the Company would receive or pay to terminate the transactions at the reporting date as determined by a financial institution based on the projected value of the transactions at maturity.

The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income, stock sales and certain restricted investments. At September 30, 1994, the amount of unrestricted retained earnings available for dividends was $37,956.

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
                                                       -------
                                                       $20,718
                                                       =======

PAGE

Based on the stated maturity dates, the $20,718 accrual for loss is shown as an Other Current Liability in the accompanying condensed consolidated balance sheet. As required by SFAS No. 109, the Company has recorded the tax benefit from the loss on these derivative transactions and an offsetting valuation allowance for the full amount of the estimated tax benefit due to current uncertainties surrounding the amount, timing and characteristics of the loss.

On September 12, 1994 the Company filed suit against Bankers Trust Company and its affiliate BT Securities in the United States District Court for the Southern District of Ohio (Gibson Greetings, Inc. v. Bankers Trust Company and BT Securities Corporation) alleging that in connection with the sale of derivatives to the Company they had breached fiduciary duties, made fraudulent misrepresentations, and failed to make adequate disclosures, in violation of common law and statutory obligations to the Company. The suit sought damages and asked that the court declare the Company's existing derivative transactions with Bankers Trust to be unenforceable. Bankers Trust filed an Answer denying the allegations and a counterclaim seeking enforcement of the existing derivative transactions. On November 23, 1994 the Company settled its claims against Bankers Trust. As part of the settlement, the Company paid Bankers Trust $6,180, which included the reimbursement of approximately $3,344 of cash payments made to the Company by Bankers Trust and recorded as income in 1993. In return, the remaining transactions were terminated with no further liability to the Company.

At September 30, 1993, the Company had two interest rate derivative transactions outstanding, different than those discussed above, that did not qualify as hedges. The first attempted to limit the Company's exposure against rising short-term rates on a notional amount of $60,000 through 1995. The second position provided the Company with a maximum 1.0% annuity on $30,000 through August 1994 predicated on short-term rates remaining in a specified range. The estimated current market value of these two derivative transactions, as determined by a financial institution based on a projected future value of the transactions at maturity, was a loss of $2,990 at September 30, 1993 and was accrued in the restated condensed consolidated financial statements at September 30, 1993 and for the three and nine months then ended. The Company received proceeds of approximately $1,111 relating to certain derivative transactions, which also did not qualify as hedges and which were either entered into or terminated during 1993. Such proceeds have been reflected in the restated condensed consolidated statement of operations for the three and nine months ended September 30, 1993 as a component of "(Gain) loss on derivative transactions, net."

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

Results of Operations

Revenues in the third quarter increased 7.5% to $153.0 million from the previous year. This increase largely reflected increases in domestic and international sales of greeting cards as well as increased sales by The Paper Factory of Wisconsin, Inc. (The Paper Factory), partially offset by lower sales of Cleo products combined with higher sales allowances reflecting competitive pressure. Returns and allowances were 14.8% of sales for the three months ended September 30, 1994 compared to 9.9% for the same period in 1993. For the nine months ended September 30, 1994, revenues increased 8.3% to $337.2 million from 1993 reflecting the higher sales of greeting cards and sales by The Paper Factory. Returns and allowances were 17.4% of sales for the nine months ended September 30, 1994 compared to 16.0% for the same period in 1993.

Operating expenses totaled $153.2 million in the third quarter of 1994 versus $135.5 million in the corresponding quarter in 1993. Cost of products sold, as a percent of revenues, was 56.5% versus 54.5% for the third quarter of 1993. The increase was primarily due to increases at Cleo and competitive pricing pressure and increases in sales allowances at the Company's greeting card division. In addition, the change in product mix, pricing pressures and customer discounts which had adversely affected gross margins from Cleo's sales of gift wrap and paper products in 1993, as discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993, continued in 1994 and, at September 30, 1994, the Company expected Cleo to incur a loss for the full twelve months ended December 31, 1994. Selling, distribution and administrative expenses, as a percent of revenues, increased to 43.6% from 40.8% primarily due to increased expenditures for programs implemented by the Company to improve customer service and to increase sales and marketing efforts primarily with respect to the Company's greeting card division.

PAGE

Operating expenses totaled $351.8 million for the nine months ended September 30, 1994 representing an 18.8% increase over 1993. Cost of products sold, as a percent of revenues, was 49.3% versus 44.8% in 1993 reflecting the full impact of The Paper Factory in 1994, obsolescence charges at Cleo and the change in product mix, pricing pressures and customer discounts at Cleo which were expected to continue throughout 1994. Selling, distribution and administrative expenses, as a percent of revenues, increased to 55.1% from 50.4% primarily due to the acquisition of The Paper Factory combined with costs associated with programs to improve customer service and to increase selling and marketing efforts primarily with respect to the Company's greeting card division.

For the three months ended September 30, 1994, the Company recorded a reduction in the loss of $2.3 million on two derivative transactions outstanding at September 30, 1994, which did not qualify as hedges. For the nine months ended September 30, 1994, the Company recorded a net loss on derivative transactions which did not qualify as hedges of $13.2 million consisting of a $3.0 million minimum loss to be paid upon maturity, an additional $10.3 million unrealized loss based on the fair market value of the transactions on that date and the recognition of a $0.1 million gain. For the three and nine months ended September 30, 1993 the Company recorded a net loss on derivative transactions of $3.9 million and $4.9 million, respectively. The market values of derivative transactions outstanding at September 30, 1994 and September 30, 1993 were determined by a financial institution based on the projected future value of the transactions at maturity. These positions were reported at current fair market value until they were closed out. (See "Financing and Derivative Transaction Expenses" below).

Third quarter pretax loss was $0.4 million compared with pretax income for 1993 of $1.1 million. Pretax loss for the nine months ended September 30, 1994 was $34.0 million compared with 1993 pretax income of $5.5 million.

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

Net income for the third quarter of 1994 was $0.4 million compared with 1993 net income of $0.3 million. For the nine months ended September 30, 1994, net loss was $27.4 million compared with 1993 net income of $2.2 million.

Financing and Derivative Transaction Expenses

The Company had two interest rate derivative transactions outstanding at September 30, 1994, which were recorded at fair market value. These two transactions had caps on the Company's total exposure and replaced previous uncapped positions that were entered into subsequent to December 31, 1993. At September 30, 1994, except for these two positions described below and two relatively minor ($3.0 million notional value) interest rate swaps on industrial revenue bonds, the Company had discontinued trading in any swap/derivative positions.

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

The full amount of the $20.7 million loss, representing the termination value at September 30, 1994, had no cash flow impact in the first nine months of 1994.

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

PAGE

Other current liabilities increased $45.8 million from the same period in 1993 primarily due to the loss on derivative transactions of $20.7 million and the timing of other payments. Other liabilities increased $15.8 million from the same period in 1993 primarily due to an increase in the noncurrent portion of amounts due on sales agreements reflecting new and renewed sales agreements in 1994.

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