Form 10-Q
period 1995-06-30
GIBSON GREETINGS INC
filed 1995-08-14
CIK 717829

PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,579,930 shares of common stock, par value $.01, outstanding at August 7, 1995.





PAGE

 Part I. Item 1. Financial Statements

                          GIBSON GREETINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                                                                    Restated
                                                                   ---------
                                        June 30,    December 31,    June 30,
                                          1995          1994          1994
                                       ---------     ---------     ---------
ASSETS
Current assets:
  Cash and equivalents                 $   8,100     $   2,000     $   5,957
  Trade receivables, net                  38,321       197,799        50,584
  Inventories                            190,111       127,460       192,427
  Prepaid expenses                         5,873         5,719         5,814
  Prepaid income taxes                        -             -          8,702
  Deferred income taxes                   42,355        48,775        36,333
                                       ---------     ---------     ---------
     Total current assets                284,760       381,753       299,817
                                       ---------     ---------     ---------
Plant and equipment, net                 116,275       119,491       122,087
Deferred income taxes                      9,905         8,080            -
Other assets, net                         94,730       102,871        86,628
                                       ---------     ---------     ---------
                                       $ 505,670     $ 612,195     $ 508,532
                                       =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt due within one year             $  49,252     $ 117,114     $  33,102
  Accounts payable                        17,859        21,779        22,512
  Income taxes payable                       222         4,742            -
  Other current liabilities               67,707        86,990        70,682
                                       ---------     ---------     ---------
     Total current liabilities           135,040       230,625       126,296
                                       ---------     ---------     ---------
Deferred income taxes                         -             -            423
Long-term debt                            52,474        63,233        63,695
Sales agreement payments due
  after one year                          19,333        21,107         9,379
Other liabilities                         20,873        19,730        25,973
                                       ---------     ---------     ---------
     Total liabilities                   227,720       334,695       225,766
                                       ---------     ---------     ---------
Stockholders' Equity:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                -             -             -

  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                    -             -             -

  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,579,930 shares issued at June 30,
   1995 and 16,579,530 shares issued at
   December 31, 1994 and June 30, 1994       166           166           166
  Paid-in capital                         46,033        45,992        46,019
  Retained earnings                      239,194       238,282       242,328
  Foreign currency adjustment             (1,497)       (1,000)          193
                                       ---------     ---------     ---------
                                         283,896       283,440       288,706
  Less treasury stock, at cost,
   489,701 shares at June 30, 1995
   and 483,701 shares at December 31,
   1994 and June 30, 1994                  5,946         5,940         5,940
                                       ---------     ---------     ---------
     Total stockholders' equity          277,950       277,500       282,766
                                       ---------     ---------     ---------
                                       $ 505,670     $ 612,195     $ 508,532
                                       =========     =========     =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                            ----------------------    ----------------------
                                          Restated                  Restated
                                         ---------                 ---------
                               1995         1994         1995         1994
                            ---------    ---------    ---------    ---------
Revenues                    $  97,470    $  90,648    $ 197,757    $ 184,077

Costs and expenses

  Operating expenses:

    Cost of products sold      37,520       43,538       76,688       79,566

    Selling, distribution
    and administrative
    expenses                   55,264       61,237      112,038      119,089
                            ---------    ---------    ---------    ---------
    Total operating
      expenses                 92,784      104,775      188,726      198,655
                            ---------    ---------    ---------    ---------

Operating income (loss)         4,686      (14,127)       9,031      (14,578)

  Financing and derivative
    transaction expenses:

    Interest expense            3,012        2,055        6,143        4,029

    Interest income              (139)        (188)        (225)        (509)

    Loss on derivative
      transactions                 -         6,550           -        15,524
                            ---------    ---------    ---------    ---------
    Total financing and
      derivative transaction
      expenses, net             2,873        8,417        5,918       19,044
                            ---------    ---------    ---------    ---------
Income (loss) before
  income taxes                  1,813      (22,544)       3,113      (33,622)

    Income taxes                1,172       (5,611)       2,201       (5,846)
                            ---------    ---------    ---------    ---------
Net income (loss)           $     641    $ (16,933)   $     912    $ (27,776)
                            =========    =========    =========    =========
Net income (loss) per share $     .04    $   (1.05)   $    0.06  $     (1.72)
                            =========    =========    =========    =========
Dividends per share         $      -     $     .10    $      -     $     .20
                            =========    =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                                   Restated
                                                                  ----------
                                                       1995          1994
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $      912    $  (27,776)
                                                    ----------    ----------
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and write-down of display fixtures      11,512        11,449
   Loss on disposal of plant and equipment               2,932         2,818
   Loss on derivative transactions                          -         15,524
   Deferred income taxes                                 4,595         1,740
   Amortization of deferred costs and other
    intangibles                                         10,621        10,546
   Change in assets and liabilities:
      Decrease in trade receivables, net               159,478       141,579
      Increase in inventories                          (62,651)      (67,289)
      Increase in prepaid expenses                        (154)       (1,607)
      Increase in prepaid income taxes                      -         (8,702)
      Increase in other assets, net of amortization     (2,480)      (10,250)
      Increase (decrease) in accounts payable           (3,920)        3,677
      Decrease in income taxes payable                  (4,520)      (13,071)
      Increase (decrease) in other current
       liabilities                                     (19,283)       10,203
      Increase in other liabilities                       (631)       (6,597)
   All other, net                                         (345)         (125)
                                                    ----------    ----------
           Total adjustments                            95,154        89,895
                                                    ----------    ----------
        Net cash provided by operating activities       96,066        62,119
                                                    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                       (11,583)      (19,467)
 Proceeds from sale of plant and equipment                 219            56
                                                    ----------    ----------
        Net cash used in investing activities          (11,364)      (19,411)
                                                    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in short-term borrowings                 (67,950)      (40,320)
 Payments on long-term debt                            (10,687)       (3,451)
 Issuance of common stock                                   41           811
 Acquisition of common stock for treasury                   (6)          (52)
 Dividends paid                                             -         (3,216)
                                                    ----------    ----------
       Net cash used in
        financing activities                           (78,602)      (46,228)
                                                    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          6,100        (3,520)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                2,000         9,477
                                                    ----------    ----------
CASH AND EQUIVALENTS, END OF PERIOD                 $    8,100    $    5,957
                                                    ==========    ==========

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                         $    4,797    $    3,975
   Income taxes                                          2,124        14,039

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended June 30, 1995 and 1994
              (Dollars in thousands except per share amounts)
                                  (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1995, December 31, 1994 and June 30, 1994, the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1994.

In an institution and settlement of administrative proceedings dated December 22, 1994 against Bankers Trust (the Bankers Trust Order), the Securities and Exchange Commission (SEC) alleged that Bankers Trust misled the Company about the value of the Company's derivative positions by providing the Company with fair values that were significantly different from the values determined by Bankers Trust's computer model and recorded on Bankers Trust's financial records, which difference resulted in a significant understatement of the magnitude of the Company's fiscal year 1993 losses. In March 1995, the SEC advised the Company that it believed that the Company should restate its 1993 consolidated financial statements.

The Company has restated the 1993 year-end consolidated financial statements to reflect derivative values based on Bankers Trust's computer model as set
forth in  the Bankers  Trust Order.   Such  restatement resulted  in a  $4,571
reduction in previously reported 1993 consolidated net income and a corresponding decrease in 1994 consolidated net loss. This restatement, which was reflected in the accompanying condensed consolidated financial statements, increased the previously reported net loss for the three months ended June 30, 1994 by $3,255 or $.20 per share and reduced the previously reported net loss for the six months ended June 30, 1994 by $4,222 or $.26 per share.

Interest rate swap and derivative transactions that did not qualify as hedges were recorded at their fair market value, which was the estimated amount that the Company would receive or pay to terminate the transactions at the reporting date as determined by a financial institution's valuation model based on the projected value of the transactions at maturity.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1995 presentation.

PAGE

Note 2 - Seasonal Nature of Business

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.


Note 3 - Trade Receivables

Trade receivables consist of the following:

                                           June 30,   December 31,   June 30,
                                             1995         1994         1994
                                          ---------    ---------    ---------
Trade receivables                         $  81,436    $ 265,194    $  88,060

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                      43,115       67,395       37,476
                                          ---------    ---------    ---------
                                          $  38,321    $ 197,799    $  50,584
                                          =========    =========    =========

Note 4 - Inventories

Inventories consist of the following:
                                           June 30,   December 31,   June 30,
                                             1995         1994         1994
                                          ---------    ---------    ---------
Finished goods                            $ 126,295    $  73,881    $ 125,076
Work-in-process                              19,281       15,623       19,907
Raw materials and supplies                   44,535       37,956       47,444
                                          ---------    ---------    ---------
                                          $ 190,111    $ 127,460    $ 192,427
                                          =========    =========    =========

Note 5 - Interest Expense

There was no capitalized interest for the three and six month periods ended June 30, 1995 and 1994.

Note 6 - Net Income (Loss) Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income (loss) per share is as follows:

                                                       1995          1994
                                                    ----------    ----------
Three months ended June 30,                             16,200        16,111
                                                    ==========    ==========

Six months ended June 30,                               16,149        16,154
                                                    ==========    ==========

PAGE

Note 7 - Legal Matters

In July 1994, immediately following the Company's announcement of an inventory misstatement at the Company's subsidiary Cleo, Inc. (Cleo), which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In December 1994 the Court ruled that neither of the two named plaintiffs qualified as a class representative. Plaintiffs have filed an Amended Complaint naming a proposed substitute class representative. Like its predecessors in this litigation, the most recent complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. During December 1994, the Company filed a motion to dismiss one count of the complaint which set forth a common law theory of respondeat superior liability. On June 9, 1995, this motion was denied by the Court. The Company intends to defend the suit vigorously and has filed an Answer denying any wrongdoing and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company.

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

The litigation described in the two preceding paragraphs is in early stages of proceedings. Accordingly, the Company presently is unable to predict the effect of the ultimate resolutions of these matters upon the Company's results of operations and cash flows; as of this date, however, Management does not expect that such resolutions would result in a material adverse effect upon the Company's total net worth, although a substantially unfavorable outcome could be material to such net worth.

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

In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought include back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees. In February 1990, the General Counsel of the National Labor Relations Board (NLRB) issued a complaint based on certain of the allegations of these charges (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Firemen and Oilers, AFL-CIO Cases 9-CA-26706, 27660, 26875). On December 18, 1991, an Administrative Law Judge of the NLRB issued a recommended order, which included reinstatements and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. An appeal was filed in the United States Court of Appeals for the District of Columbia Circuit and, on May 19, 1995, a unanimous panel of that Court reversed the NLRB's finding. The Court found that the strike was not an unfair labor practice strike and that a significant number of strikers had been permanently replaced and thus were not entitled to reinstatement or back pay. The Court remanded the case to the NLRB for a factual determination on the issue of permanency with respect to approximately 52 replacements hired after June 29, 1989. The Company did not contest the reinstatement of six employees terminated for alleged striker violence and the Court ordered reinstatement of four others in the same category. Management does not believe that the outcome of this matter will result in a material adverse effect on the Company's total net worth, cash flow or operating results.

In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.



PAGE

Part I., Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Revenues in the second quarter of 1995 increased 7.5% to $97.5 million from the second quarter in 1994. Increased sales by The Paper Factory of Wisconsin, Inc. (The Paper Factory) and Cleo, Inc. (Cleo) as well as higher international demand were partially offset by lower domestic sales of greeting cards. Returns and allowances were 14.0% of sales for the three months ended June 30, 1995 compared to 17.5% for the same period in 1994. For the six months ended June 30, 1995, revenues increased 7.4% to $197.8 million from the same period in 1994 reflecting an increase in retail sales at The Paper Factory combined with increases in both domestic and international greeting card sales and gift wrap and related products. Returns and allowances were 18.0% of sales for the six months ended June 30, 1995 compared to 19.5% for the comparable period in 1994.

Operating expenses totaled $92.8 million in the second quarter of 1995 representing a 11.4% decrease from the corresponding quarter in 1994. Cost of products sold, as a percent of revenues, was 38.5% versus 48.0% for the second quarter of 1994. The decrease was primarily due to the impact of the second quarter 1994 obsolescence charge at Cleo resulting from an extensive review of Cleo's inventory as well as additional charges in the 1994 period for sales returns and allowances for customer discounts at Cleo. Selling, distribution and administrative expenses, as a percent of revenues, decreased to 56.7% from 67.6% primarily due to cost reduction programs implemented in late 1994 and early 1995 at the Card Division and Cleo.

Operating expenses totaled $188.7 million for the six months ended June 30, 1995 representing a 5.0% decrease from 1994. Cost of products sold, as a percent of revenues, was 38.8% versus 43.2% in 1994 which included the obsolescence charges at Cleo. Selling, distribution and administrative expenses, as a percent of revenues, decreased to 56.7% from 64.7% reflecting lower selling and marketing expenses associated with domestic operations.

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

Second quarter pretax income of $1.8 million compared with pretax loss for 1994 of $22.5 million. Pretax income for the six months ended June 30, 1995 was $3.1 million compared with 1994 pretax loss of $33.6 million.

Net income for the second quarter of 1995 was $0.6 million compared with 1994 net loss of $16.9 million. For the six months ended June 30, 1995, net income was $0.9 million compared with 1994 net loss of $27.8 million.

Despite the positive impact on the three and six months ended June 30, 1995 of previously implemented cost cutting and other initiatives, the Company continues to face strong competitive pressures with regard to pricing and other terms of sale.
PAGE

Liquidity and Capital Resources

Cash flows from operating activities for the first six months of 1995 provided $96.1 million in cash compared to $62.1 million for the same period in 1994. The increase from 1994 reflected increased collection of trade receivable balances outstanding at year end combined with lower inventory levels. Included in 1994 was a non-cash charge of $15.5 million related to unrealized losses on derivative transactions.

Cash used in investing activities for plant and equipment purchases in 1995 was $11.6 million compared to $19.5 million in 1994. Capital expenditures for 1995 are expected to be lower than those for 1994.

Cash used in financing activities in the first half of 1995 was $78.6 million compared to $46.2 million in 1994. The increase reflects the repayment of higher short-term borrowing levels at December 31, 1994 compared to December 31, 1993. The Company's current Revolving Credit Facility expires April, 1996. Management is confident that the Company will be able to negotiate a new revolving credit facility.

Management believes that its cash flow from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies. (See Part
II.  Item 1.)

As previously announced, the Company's Board of Directors has determined to explore possible expressions of interest in the acquisition of the Company. The Company has engaged two investment banking firms to work with it in this regard. In addition, one of these firms has been engaged to identify prospective buyers for Cleo, either as an alternative to, or in conjunction with, the possible acquisition of the Company. The implementation of a strategy with regard to Cleo could result in a substantial charge to 1995 results.

PAGE

Part II. Other Information

Item 1. Legal Proceedings

The information presented in Note 7 of Notes to Condensed Consolidated Financial Statement (Part I, Item 1) is incorporated by reference in response to this Item.

Item 2. Changes In Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held May 23,1995 for the following purpose:

To elect three directors.

The results of the matters voted on are as follows:

                                            Against
                                              or                      Broker
                                  For      Withheld   Abstentions    Non-Votes
                              ----------   --------   -----------    ---------
Election of Directors:
   Thomas M. Cooney           14,362,341    663,720         8,981           -
   Benjamin J. Sottile        14,363,111    663,720         8,211           -
   Charlotte A. St. Martin    11,937,432    663,720     2,433,890           -

As previously reported, Mr. Cooney resigned as a director of the Company effective June 29, 1995.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibit 10(A)                     Employment Agreement between Gibson
                                      Greetings, Inc. and N. J. Rohrbach,
                                      dated June 16, 1995.

    Exhibit 27                        Financial Data Schedule.

b)  Reports on Form 8-K               None.



PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GIBSON GREETINGS, INC.


Date: August 14, 1995                  By:/s/ William L. Flaherty
                                          ------------------------
                                          William L. Flaherty
                                          Vice President-Finance
                                          Principal Financial
                                          and Accounting Officer



PAGE