Form 10-Q
period 1995-09-30
GIBSON GREETINGS INC
filed 1995-11-14
CIK 717829

PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,090,229 shares of common stock, par value $.01, outstanding at November 7, 1995.


PAGE

 Part I. Item 1. Financial Statements

                          GIBSON GREETINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                                                                   Restated
                                                                 ------------
                                     September 30,  December 31, September 30,
                                          1995          1994          1994
                                       ---------     ---------     ---------
ASSETS
Current assets:
  Cash and equivalents                 $   1,100     $   2,000     $     899
  Trade receivables, net                  96,402       197,799       126,285
  Inventories                            184,490       127,460       197,742
  Prepaid expenses                         5,946         5,719         5,580
  Prepaid income taxes                    24,678            -          7,422
  Deferred income taxes                   45,239        48,775        37,582
                                       ---------     ---------     ---------
     Total current assets                357,855       381,753       375,510
                                       ---------     ---------     ---------
Plant and equipment, net                 112,916       119,491       124,083
Deferred income taxes                      8,942         8,080           629
Other assets, net                         96,457       102,871       116,583
                                       ---------     ---------     ---------
                                       $ 576,170     $ 612,195     $ 616,805
                                       =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt due within one year             $  79,253     $ 117,114     $  96,608
  Accounts payable                        22,619        21,779        34,085
  Income taxes payable                        -          4,742            -
  Accrued loss on sale of Cleo, Inc.      82,758            -             -
  Other current liabilities               75,489        86,990       101,080
                                       ---------     ---------     ---------
     Total current liabilities           260,119       230,625       231,773
                                       ---------     ---------     ---------
Long-term debt                            52,093        63,233        63,315
Sales agreement payments due
  after one year                          19,912        21,107        21,707
Other liabilities                         21,328        19,730        18,471
                                       ---------     ---------     ---------
     Total liabilities                   353,452       334,695       335,266
                                       ---------     ---------     ---------
Stockholders' Equity:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                -             -             -

  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                    -             -             -

  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,579,930 shares issued at
   September 30, 1995 and 16,579,530
   shares issued at December 31, 1994
   and September 30, 1994                    166           166           166
  Paid-in capital                         46,050        45,992        46,057
  Retained earnings                      183,986       238,282       241,078
  Foreign currency adjustment             (1,538)       (1,000)          178
                                       ---------     ---------     ---------
                                         228,664       283,440       287,479
  Less treasury stock, at cost,
   489,701 shares at September 30,
   1995 and 483,701 shares at
   December 31, 1994 and
   September 30, 1994                      5,946         5,940         5,940
                                       ---------     ---------     ---------
     Total stockholders' equity          222,718       277,500       281,539
                                       ---------     ---------     ---------
                                       $ 576,170     $ 612,195     $ 616,805
                                       =========     =========     =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                              Three Months Ended         Nine Months Ended
                                 September 30,             September 30,
                            ----------------------    ----------------------
                                          Restated                  Restated
                                         ---------                 ---------
                               1995         1994         1995         1994
                            ---------    ---------    ---------    ---------
Revenues                    $ 144,323    $ 153,026    $ 342,080    $ 337,103

Costs and expenses

  Operating expenses:

    Cost of products sold      82,520       86,480      159,208      166,046

    Selling, distribution
    and administrative
    expenses                   57,679       66,699      169,717      185,788

    Loss on sale of
    Cleo, Inc.                 82,758           -        82,758           -
                            ---------    ---------    ---------    ---------
    Total operating
      expenses                222,957      153,179      411,683      351,834
                            ---------    ---------    ---------    ---------

Operating loss                (78,634)        (153)     (69,603)     (14,731)

  Financing and derivative
    transaction expenses:

    Interest expense            3,386        2,656        9,529        6,685

    Interest income              (132)        (142)        (357)        (651)

    (Gain) loss on
      derivative
      transactions                 -        (2,277)          -        13,247
                            ---------    ---------    ---------    ---------
    Total financing and
      derivative transaction
      expenses, net             3,254          237        9,172       19,281
                            ---------    ---------    ---------    ---------
Loss before income taxes      (81,888)        (390)     (78,775)     (34,012)

    Income taxes              (26,680)        (749)     (24,479)      (6,595)
                            ---------    ---------    ---------    ---------
Net income (loss)           $ (55,208)   $     359    $ (54,296)   $ (27,417)
                            =========    =========    =========    =========
Net income (loss) per share $   (3.41)   $     .02    $   (3.35) $     (1.70)
                            =========    =========    =========    =========
Dividends per share         $      -     $     .10    $      -     $     .30
                            =========    =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                    ------------------------
                                                                   Restated
                                                                  ----------
                                                       1995          1994
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $  (54,296)   $  (27,417)
                                                    ----------    ----------
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and write-down of display fixtures      17,279        17,505
   Loss on disposal of plant and equipment               3,424         4,703
   Loss on derivative transactions                          -         13,247
   Deferred income taxes                                 2,674          (561)
   Loss on sale of Cleo, Inc.                           82,758            -
   Amortization of deferred costs and other
    intangibles                                         14,004        15,901
   Change in assets and liabilities:
      Decrease in trade receivables, net               101,397        65,878
      Increase in inventories                          (57,030)      (72,604)
      Increase in prepaid expenses                        (227)       (1,373)
      Increase in prepaid income taxes                 (24,678)       (7,422)
      Increase in other assets, net of amortization     (7,590)      (45,560)
      Increase in accounts payable                         840        15,250
      Decrease in income taxes payable                  (4,742)      (13,071)
      Increase (decrease) in other current
       liabilities                                     (11,501)       22,783
      Increase in other liabilities                        403        18,324
   All other, net                                         (351)         (226)
                                                    ----------    ----------
           Total adjustments                           116,660        32,774
                                                    ----------    ----------
        Net cash provided by operating activities       62,364         5,357
                                                    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                       (14,655)      (29,419)
 Proceeds from sale of plant and equipment                 361           165
                                                    ----------    ----------
        Net cash used in investing activities          (14,294)      (29,254)
                                                    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings      (37,950)       23,180
 Payments on long-term debt                            (11,072)       (3,833)
 Issuance of common stock                                   58           849
 Acquisition of common stock for treasury                   (6)          (52)
 Dividends paid                                             -         (4,825)
                                                    ----------    ----------
       Net cash provided by (used in)
        financing activities                           (48,970)       15,319
                                                    ----------    ----------
NET DECREASE IN CASH AND EQUIVALENTS                      (900)       (8,578)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                2,000         9,477
                                                    ----------    ----------
CASH AND EQUIVALENTS, END OF PERIOD                 $    1,100    $      899
                                                    ==========    ==========

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                         $    6,631    $    5,202
   Income taxes                                          2,266        14,237

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months Ended September 30, 1995 and 1994
                    (In thousands except per share amounts)
                                 (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1995, December 31, 1994 and September 30, 1994, the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1994.

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

The Company has restated the 1993 year-end consolidated financial statements to reflect derivative values based on Bankers Trust's computer model as set
forth in  the Bankers  Trust Order.   Such  restatement resulted  in a  $4,571
reduction in previously reported 1993 consolidated net income and a corresponding decrease in 1994 consolidated net loss. This restatement, which was reflected in the accompanying condensed consolidated financial statements, reduced the previously reported net loss for the nine months ended September 30, 1994 by $4,222 or $.26 per share.

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


Note 3 - Trade Receivables

Trade receivables consist of the following:

                                        September 30, December 31, September 30,
                                             1995         1994         1994
                                          ---------    ---------    ---------
Trade receivables                         $ 146,271    $ 265,194    $ 162,440

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                      49,869       67,395       36,155
                                          ---------    ---------    ---------
                                          $  96,402    $ 197,799    $ 126,285
                                          =========    =========    =========

Note 4 - Inventories

Inventories consist of the following:
                                        September 30, December 31, September 30,
                                             1995         1994         1994
                                          ---------    ---------    ---------
Finished goods                            $ 137,004    $  73,881    $ 142,732
Work-in-process                              14,224       15,623       14,889
Raw materials and supplies                   33,262       37,956       40,121
                                          ---------    ---------    ---------
                                          $ 184,490    $ 127,460    $ 197,742
                                          =========    =========    =========

Note 5 - Interest Expense

No interest was capitalized for the three and nine month periods ended September 30, 1995 and 1994.


Note 6 - Net Income (Loss) Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income (loss) per share is as follows:

                                                       1995          1994
                                                    ----------    ----------
Three months ended September 30,                        16,272        16,107
                                                    ==========    ==========

Nine months ended September 30,                         16,197        16,138
                                                    ==========    ==========
PAGE

Note 7 - Legal Matters

In July 1994, immediately following the Company's announcement of an inventory misstatement at the Company's subsidiary Cleo, Inc. (Cleo), which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In December 1994 the Court ruled that neither of the two named plaintiffs qualified as a class representative. Plaintiffs have filed an Amended Complaint naming a proposed substitute class representative and a motion to certify a class, which the Company opposes, is pending. Like its predecessors in this litigation, the most recent complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed an Answer denying any wrongdoing and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. The former auditor has counterclaimed for fees allegedly owed in the amount of approximately $655.

On April 10, 1995, two purported class action lawsuits were commenced against the Company, its Chairman, President and Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of Ohio (Kurtz v. Gibson Greetings, Inc., et al. and Romine v. Gibson Greetings, Inc., et al.). The Complaints allege violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. On August 1, 1995, the two lawsuits were consolidated and captioned In Re Gibson Greetings Securities Litigation II. On August 9, 1995, the Plaintiffs filed a consolidated amended class action complaint which restated the basic claims which had been presented in the original complaints. The Company has filed a motion to dismiss the consolidated amended complaint as not setting forth any claims recognized under the federal securities law or otherwise. The Company has also opposed the Plaintiff's motion to certify a class for purposes of class action treatment of the litigation. Those matters remain pending. The Company intends to defend the action vigorously.

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

PAGE

On October 11, 1995, the Company reached a settlement with the SEC that concluded the SEC's investigation as to whether the Company or certain former officers engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The SEC found that Gibson's obligation to comply with the reporting and books and records provisions of the federal securities laws relating to accounting and disclosure of certain of its derivatives transactions was not excused by the fact that BT Securities fraudulently misled the Company about these derivatives. Without admitting or denying the SEC's findings, the Company agreed to cease and desist from violating these provisions in the future.

On September 12, 1994, the Company filed suit against Bankers Trust Company and its affiliate BT Securities in the United States District Court for the Southern District of Ohio in connection with the sale of derivatives to the Company. The Company's claims against Bankers Trust were settled in November, 1994. As part of the settlement, the Company paid Bankers Trust $6,180, which included the reimbursement of approximately $3,344 of cash payments previously made to the Company by Bankers Trust and recorded as income in 1993. In return, the Company's remaining transactions with Bankers Trust were terminated with no further liability to the Company.

In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought include back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees. In February 1990, the General Counsel of the National Labor Relations Board (NLRB) issued a complaint based on certain of the allegations of these charges (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Firemen and Oilers, AFL-CIO Cases 9-CA-26706, 27660, 26875). On December 18, 1991, an Administrative Law Judge of the NLRB issued a recommended order, which included reinstatements and back pay affecting approximately 160 strikers, based on findings that the Company had violated certain provisions of the National Labor Relations Act. On May 7, 1993, the NLRB upheld the Administrative Law Judge's decision in some respects, and enlarged the number of strikers entitled to back pay to approximately 240. An appeal was filed in the United States Court of Appeals for the District of Columbia Circuit and, on May 19, 1995, a unanimous panel of that Court reversed the NLRB's finding. The Court found that the strike was not an unfair labor practice strike and that a significant number of strikers had been permanently replaced and thus were not entitled to reinstatement or back pay. The Court remanded the case to the NLRB for a factual determination on the issue of permanency with respect to approximately 52 replacements hired after June 29, 1989. The Company did not contest the reinstatement of six employees terminated for alleged striker violence and the Court ordered reinstatement of four others in the same category. Management does not believe that the outcome of this matter will result in a material adverse effect on the Company's net worth, total cash flows or operating results.

In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.

PAGE

Note 8 - Sale of Cleo, Inc.

On October 3, 1995 the Company announced that it had signed a definitive agreement to sell Cleo, Inc. (Cleo), a wholly-owned subsidiary of the Company, to CSS Industries, Inc. The agreement provides that the Company will receive cash of $96,500, a note due in 75 days of approximately $20,000 and $12,000 which will be held in escrow for certain post-closing adjustments and indemnification obligations. In addition, the Company will be released from approximately $14,000 of third-party debt which will be retained by Cleo under its new owner. It is anticipated that this transaction will result in a loss of $55,873, net of taxes of $26,885, which has been included in operations for the nine months ended September 30, 1995.

The following is a summary of net assets and results of operations of Cleo as of September 30, 1995 and for the nine months then ended:

                Current assets               $  170,184
                Property and equipment           33,237
                Other assets, net                 1,116
                                             ----------
                        Total assets            204,537

                Current Liabilities              21,977
                Long-term debt, including
                  current portion                14,048
                                             ----------
                        Net assets           $  168,512
                                             ==========


                Revenues                     $   74,546
                                             ==========
                Loss before income taxes        (22,085)
                                             ==========
                Net loss                        (14,196)
                                             ==========


PAGE

Part I., Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Revenues in the third quarter of 1995 decreased 5.7% to $144.3 million from the third quarter in 1994. Decreased sales by the Card Division and Cleo, Inc. (Cleo) were partially offset by higher international sales. Returns and allowances were 11.9% of sales for the three months ended September 30, 1995 compared to 14.8% for the same period in 1994. For the nine months ended September 30, 1995, revenues increased 1.5% to $342.1 million from the same period in 1994 reflecting an increase in retail sales at The Paper Factory combined with increases in both domestic and international greeting card sales and gift wrap and related products. Returns and allowances were 15.6% of sales for the nine months ended September 30, 1995 compared to 17.4% for the comparable period in 1994.

Operating expenses, excluding the anticipated loss on sale of Cleo, totaled $140.2 million in the third quarter of 1995 representing a 8.5% decrease from the corresponding quarter in 1994. Cost of products sold, as a percent of revenues, was 57.2% versus 56.5% for the third quarter of 1994. The increase was primarily due to a change in the product mix. Selling, distribution and administrative expenses, as a percent of revenues, decreased to 40.0% from 43.6% primarily due to cost reduction programs implemented in late 1994 and early 1995 at the Card Division and Cleo.

Operating expenses, excluding the anticipated loss on sale of Cleo, totaled $328.9 million for the nine months ended September 30, 1995 representing a 6.5% decrease from 1994. Cost of products sold, as a percent of revenues, was 46.5% versus 49.3% in 1994 reflecting higher sales at The Paper Factory. Selling, distribution and administrative expenses, as a percent of revenues, decreased to 49.6% from 55.1% reflecting lower selling and marketing expenses associated with domestic operations.

On October 3, 1995, the Company announced that it had signed a definitive agreement to sell Cleo, the Company's wholly-owned gift wrap subsidiary, to CSS Industries, Inc. It is anticipated that this transaction will result in a loss of $55.9 million, net of taxes of $26.9 million, which loss has been included in operations for the nine months ended September 30, 1995.

For the three months ended September 30, 1994, the Company recorded a reduction of $2.3 million in the loss on two derivative transactions outstanding at September 30, 1994, which did not qualify as hedges. For the nine months ended September 30, 1994, the Company recorded a net loss on derivative transactions which did not qualify as hedges of $13.2 million consisting of a $3.0 million minimum loss to be paid upon maturity, an additional $10.3 million unrealized loss based on the fair market value of the transactions on that date and the recognition of a $0.1 million gain. The market value of derivative transactions outstanding at September 30, 1994 was determined by a financial institution model based on the projected future value of the transactions at maturity.

Third quarter pretax loss of $81.9 million compared with pretax loss for 1994 of $0.4 million. Pretax loss for the nine months ended September 30, 1995 was $78.8 million compared with 1994 pretax loss of $34.0 million.

PAGE

Net loss for the third quarter of 1995 was $55.2 million compared with 1994 net income of $0.4 million. For the nine months ended September 30, 1995, net loss was $54.3 million compared with 1994 net loss of $27.4 million.

Despite the positive impact on the three and nine months ended September 30, 1995 of previously implemented cost cutting and other initiatives, the Company continues to face strong competitive pressures with regard to pricing and other terms of sale.


Liquidity and Capital Resources

Cash flows from operating activities for the first nine months of 1995 provided $62.4 million in cash compared to $5.4 million for the same period in 1994. The increase from 1994 reflected increased collection of trade receivable balances outstanding at year end and positive efforts to reduce inventory levels at Cleo. In addition, the decline in other current liabilities and other liabilities reflects payments on 1994 sales agreements. Included in 1994 was a non-cash charge of $13.2 million related to unrealized losses on derivative transactions.

Cash used in investing activities  for plant and equipment purchases,  net, in
1995  was  $14.3  million  compared  to  $29.3  million  in  1994.     Capital
expenditures for 1995 are expected to be lower than those for 1994.

Cash used in financing activities for the nine months ended September 30, 1995 was $49.0 million compared to cash provided by financing activities of $15.3 million in 1994. The increase reflects the repayment of higher short-term borrowing levels at December 31, 1994 compared to December 31, 1993. The Company's current Revolving Credit Facility expires April, 1996. Management is confident that the Company will be able to negotiate a new revolving credit facility.

The Company has signed a definitive agreement to sell Cleo to CSS Industries, Inc. for total consideration of approximately $128.5 million. Closing is scheduled for November 15, 1995 and is subject to certain conditions, including the receipt of consents of third parties, some of which have not yet been obtained. The immediate proceeds from the sale of Cleo will be used to reduce short-term debt and pre-pay the Company's 9.33% Senior Notes, if the holders so elect, which is anticipated.

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

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibit 27                        Financial Data Schedule.


b)  Reports on Form 8-K               The Company filed a Form 8-K with the
                                      Securities and Exchange Commission on
                                      July 6, 1995 (Date of Report: July 6,
                                      1995) attaching the Company's press
                                      release dated July 6, 1995 and
                                      reporting the resignation of two
                                      directors from the Company's Board.


PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GIBSON GREETINGS, INC.


Date: November 14, 1995                By:/s/ William L. Flaherty
                                          ------------------------
                                          William L. Flaherty
                                          Vice President-Finance
                                          Principal Financial
                                          and Accounting Officer



PAGE