Form 10-K
period 1995-12-31
GIBSON GREETINGS INC
filed 1996-03-29
CIK 717829

PAGE

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                   FORM 10-K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by  check mark  if disclosure  of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of March 15, 1996 was approximately $242,790,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,090,529 shares of Common Stock, $.01 par value, at March 15, 1996.

     Documents incorporated by reference:
        Portions of Gibson Greetings, Inc.'s Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in
        Part II

PAGE

                              PART I

Item 1.  Business

     Gibson   Greetings,   Inc.   and   its  wholly-owned  and  majority-owned
subsidiaries (the "Company") operate in a single industry segment -- the design, manufacture and sale of everyday and seasonal greeting cards, paper partywares, gift wrap and accessories and related specialty products.

     In mid-November 1995, the Company sold Cleo, Inc. ("Cleo"), its wholly-owned gift wrap subsidiary, to CSS Industries, Inc. ("CSS"). In addition to gift wrap and related products, Cleo manufactured and sold boxed Christmas cards and Valentines. Net sales by Cleo (in thousands of dollars) included in the consolidated financial statements for each of the three years ended December 31, 1995 were $151,931, $189,292 and $197,765, respectively.

     In order to strengthen the Company's position in the rapidly-growing party area of the industry, the Company acquired The Paper Factory of Wisconsin, Inc. ("The Paper Factory") in 1993. The Paper Factory operates retail stores located primarily in manufacturers' outlet shopping centers. Since the date of acquisition, The Paper Factory has increased its number of stores from 104 to approximately 180. During 1992, the Company formed Gibson de Mexico, S.A. de C.V., a Mexican corporation, which purchased the net assets of a Mexican manufacturer and marketer of greeting cards, to market the Company's products primarily in Mexico. In view of the continuing poor economic conditions and devaluation of the peso in Mexico, the Company recorded a full reserve against this subsidiary during the fourth quarter of 1995. During 1991, the Company formed Gibson Greetings International Limited ("Gibson International"), a Delaware corporation. Gibson International markets the Company's products through both independent and large retail customers in the United Kingdom and other European countries.


Products

     The Company's major products are extensive lines of greeting cards (both everyday and seasonal). Everyday cards are categorized as conventional greeting cards and alternative market cards. Seasonal cards are devoted to holiday seasons, which include, in declining order of net sales, Christmas, Valentine's Day, Mother's Day, Easter, Father's Day, Graduation and Thanksgiving. In 1995, approximately 62% of net sales of cards were derived from everyday cards and approximately 38% from seasonal cards. Cleo produced gift wrap and gift wrap accessories (including tissue and kraft paper, gift bags, tags, ribbons, bows and gift trims) predominately for the Christmas season. A line of gift wrap and related accessories continues to be produced by the Company. The Company's products also include paper partywares, candles, calendars, gift items and holiday decorations. The following table sets forth, in thousands of dollars for the years indicated, the Company's net sales attributable to each of the principal classes of the Company's products:

PAGE

                          Years Ended December 31,
                     ----------------------------------
                       1995         1994         1993
                     --------     --------     --------
Greeting cards       $246,895     $243,313     $268,952
Gift wrap             172,893      202,439      192,862
Other products        120,357      102,290       84,351
                     --------     --------     --------
  Total net sales    $540,145     $548,042     $546,165
                     ========     ========     ========

     Many  of  the  Company's  products  incorporate  well-known   proprietary
characters.    Net  sales  associated  with  licensed properties accounted for approximately 15% of overall 1995 net sales. Excluding Cleo, net sales associated with licensed properties accounted for approximately 15% of overall 1995 net sales. The Company believes it benefits from the publication of cartoon strips, television programming, advertising and other promotional activities by the creators of such licensed characters. The Company has also developed proprietary properties of its own. See "Trademarks, Copyrights and Licenses."

     Approximately 4% of the Company's revenues in 1995 were attributable to export sales and royalty income from foreign sources. Excluding Cleo, approximately 5% of the Company's revenues in 1995 were attributable to export sales and royalty income from foreign sources.


Sales and Marketing

     The Company's products are sold in more than 25,000 retail outlets worldwide. Because of the value consumers place on convenience, the Company continues to concentrate its distribution through one-stop-shopping outlets. To market effectively through these outlets, the Company has developed specific product programs and new product lines and introduced new in-store displays. The Company's current products are primarily sold under the Gibson brand name and are primarily distributed to supermarkets, deep discounters, mass merchandisers, card and specialty shops and variety stores. During 1995, the Company's five largest customers accounted for approximately 24% of the Company's net sales and one customer, Wal-Mart Stores, Inc. accounted for more
than 10%  of the  Company's  net sales.   Excluding Cleo,  the Company's  five
largest customers accounted for approximately 32% of the Company's 1995 net sales and only one customer, Winn-Dixie Stores, accounted for more than 10% of the Company's net sales.

     The Company's products are usually stocked in a department where only these products are displayed. Product displays are expressly designed for the presentation of greeting cards, gift wrap, paper partywares, candles and other products. The Company also supplies corrugated displays for seasonal specialties. The Company's method of selling greeting cards requires frequent and attentive merchandising service and fast delivery of reorders. The Company employs a direct field sales force that regularly visits most of the Company's customers, supported by a larger, nationwide merchandising service force.

PAGE

     In order to properly display and service these products, a sizable initial investment is made in store display fixtures, sometimes totaling 300 linear feet, and in the hiring and training of service associates. To minimize costs and disruption, in the short-term, caused by the loss of a customer, the Company has entered into longer term contracts with certain retailers, consistent with general industry practice. These contracts generally have terms ranging from three to six years, and sometimes specify a minimum sales volume commitment. Some of the advantages to the Company include: less disruption to its distribution channels; the ability to plan product offerings into the future; and establishment of a reliable service network to ensure the best product display and salability. In certain of these contracts, negotiated cash payments or credits constitute advance discounts against future sales. These payments are capitalized and amortized over the initial term of the contract. In the event of contract default by a retailer, such as bankruptcy or liquidation, a contract may be deemed impaired and unamortized amounts may be charged against operations immediately following the default. Use of these contracts has expanded in recent years within the industry and the Company currently has contracts with a number of customers including three of its top five customers.

     It is characteristic of the Company's business and of the industry that accounts receivable for seasonal merchandise are carried for relatively long periods, typically as long as six months. Consistent with general industry practice, the Company allows customers to return for credit certain seasonal greeting cards.


Design and Production

     Most of the Company's products are designed, printed and finished at its Cincinnati, Ohio facility and then sent to its facilities in Berea or Covington, Kentucky for shipment directly to retail stores. The Company also purchases for resale certain finished and semi-finished products, such as gift items, from both domestic and foreign sources.

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

     The Company believes that adequate quantities of raw materials used in its business are and will continue to be available from many suppliers. Paper and other raw materials are the most significant component of the Company's product cost structure.

PAGE

Competition

     The greeting card industry is highly competitive. Based upon its general knowledge of the industry and the limited public information available about its competitors, the Company believes it is the third largest producer of greeting cards in the United States. The Company's principal competitors are Hallmark Cards, Inc. and American Greetings Corporation, which are predominant in the industry. Certain of the Company's competitors have greater financial and other resources than the Company.

     The Company believes that the principal areas of competition with respect to its products are quality, design, service to the retail outlet, price and terms, which may include payments and other concessions to retail customers under long-term agreements, and that it is competitive in all of these areas. See "Sales and Marketing."


Trademarks, Copyrights and Licenses

     The Company currently has approximately 40 registrations of trademarks in the United States and an equal number in foreign countries. Although the Company does not generally register its creative artwork and editorial text with the U.S. Copyright Office, it does obtain certain copyright protection by printing notice of a claim of copyright on its products. The Company has rights under various license agreements to incorporate well-known proprietary characters into its products. These licenses, most of which are exclusive, are generally for terms of one to four years and are subject to certain renewal options. There can be no assurance that the Company will be able to renew license agreements as to any particular proprietary character. The Company believes that its business is not dependent upon any individual trademark, copyright or license.


Employees

     As of December 31, 1995, the Company employed approximately 4,300 persons on a full-time basis. In addition, as of December 31, 1995, the Company employed approximately 5,300 persons on a part-time basis. Because of the seasonality of the Company's sales, the number of the Company's production and warehousing employees varies during the year, normally reaching a peak level in September. Approximately 200 hourly employees currently on the payroll at the Company's Berea, Kentucky facility are represented by a local union affiliated with the International Brotherhood of Firemen and Oilers Union. Unfair labor practice charges were filed against the Company as an outgrowth of a strike at the Berea facility in 1989. See "Legal Proceedings."


PAGE

Environmental Issues

     The Company, over the past decade, has taken a proactive approach to environmental concerns. In early 1990, the Gibson Card Division (the "Card Division") converted its card and related products production to water-based inks. Previously, the Card Division had its Cincinnati-produced waste solvents incinerated. All but one underground storage tank on Company owned and leased premises were removed in or before 1988. In 1990, the last underground storage tank, which had contained isopropyl alcohol, was also removed in accordance with governmental closure regulations. The Company's policy is to consult with professional firms for environmental audits before entering into potential long-term real estate transactions. Historically, expenditures associated with managing and limiting pollution or hazardous substances, as well as expenditures to remediate previously contaminated sites, have not been material to the Company's financial statements. The Company is aware of one contingent environmental liability as discussed below:

Kirk Heathcott Site - Dyer County, Tennessee

     In December 1993, the Company was advised by the Tennessee Department of Environment and Conservation that Cleo had been identified by the State of Tennessee as a potentially liable party for reimbursement of Superfund expenditures made by the State for site identification, investigation, containment and clean-up, including monitoring and maintenance activities. The Company has ascertained that the State's claim is based on the alleged disposal of certain waste solvents by a third party at the site during the period 1972-1977. The State issued an Order to Cleo and three other parties dated February 6, 1996 requiring the respondents to investigate the extent of contamination and to remediate the property. The State has indicated that it may revise the Order to substitute the Company for Cleo. Such substitution will not affect the Company's exposure in this matter because Gibson agreed to indemnify Cleo against this liability under the terms of the agreement pursuant to which Cleo was sold to CSS.

     Based on an informal estimate provided by State authorities and on currently available information concerning the size and condition of the property, management does not believe that the outcome of this matter will result in a material adverse effect on the Company's total net worth, cash flows or operating results. The Company has identified two insurance companies that issued policies to a predecessor company during the applicable time period. These companies have been notified of the occurrence. The Company believes that this insurance may provide coverage for Cleo's potential liability at this site. The insurance companies have neither confirmed nor denied the coverage at this time.


PAGE

Item 2. Properties

     The following is a summary of the Company's principal manufacturing, distribution and administrative facilities:


                                                                Approximate
                                                                Floor Space
Location                 Principal Use                            (Sq Ft)
- --------------------      -------------------------------------  -----------
Cincinnati, Ohio         Corporate headquarters, manufacturing
                            and administration                     593,700

Berea, Kentucky          Manufacturing and distribution            597,100

Mexico City, Mexico      Manufacturing and distribution             25,900

Telford, England         Manufacturing, distribution and
                            administration                          58,800

Covington, Kentucky      Manufacturing and distribution            293,000

Florence, Kentucky       Manufacturing and distribution            110,700

Neenah, Wisconsin        Distribution                               50,000
                                                                 ---------
                                Total                            1,729,200
                                                                 =========

     The  first  two  facilities  listed  above  are currently leased under an amended agreement for a term expiring in 2013. The Company has the right to renew the lease for one additional period of ten years. The Company also has an option to purchase these facilities in 2005 (and again in 2010) at the fair market value of the properties at the date of exercise. For accounting purposes, this lease has been treated as a capital lease. See Notes 6 and 11 of Notes to Consolidated Financial Statements set forth in Item 8 below.

     The Telford, England and Covington, Kentucky manufacturing and distribution facilities are owned by the Company. The Covington, Kentucky facility has been financed principally through tax-exempt debt and is pledged to secure the repayment of such debt. See Note 6 of Notes to Consolidated Financial Statements set forth in Item 8 below.

     The Florence, Kentucky facility, the Mexico City, Mexico facility and the distribution facility at Neenah, Wisconsin are leased. The Company also leases sales offices, other manufacturing, distribution and administrative facilities and, on a temporary basis, uses public warehouse space in various locations throughout the United States. The Paper Factory leases approximately 180 stores averaging approximately 3,000 to 4,000 square feet per store. Certain of these leases contain contingent payments based upon individual store sales. Leases for all such facilities expire at various dates through 2005.

     The Company believes that its facilities are adequate for its present needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for their intended uses.
PAGE

Item 3.  Legal Proceedings

     In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In December 1994 the Court ruled that neither of the two named plaintiffs qualified as a class representative. Plaintiffs have filed an Amended Complaint naming a proposed substitute class representative, and a motion to certify a class, which the Company opposes, is pending. Like its predecessors in this litigation, the most recent complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed an Answer denying any wrongdoing and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company.

     On April 10, 1995, two purported class action lawsuits were commenced against the Company, its then Chairman, President and Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of Ohio. The Complaints alleged violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. On August 1, 1995, the two lawsuits were consolidated and captioned In Re Gibson Greetings Securities Litigation II. On August 9, 1995, the plaintiffs filed a Consolidated Amended Class Action Complaint which restated the basic claims which had been presented in the original complaints. The Court has denied, at this stage, the Company's motion to dismiss the Consolidated Amended Complaint and also has conditionally denied the plaintiffs' motion to certify a class for purposes of class action treatment of the litigation. The Court will reconsider the class action certification motion at the conclusion of discovery. The Company intends to defend the action vigorously.

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

PAGE

     On March 6, 1996, two purported class actions were filed against the Company's directors (as well as certain former directors) and the Company in the New Castle County, Delaware Court of Chancery (Crandon Capital Partners v. Cooney, et al. and Weiss v. Lindberg, et al.). The Complaints allege that the individual defendants breached their fiduciary duties to the plaintiffs by refusing to negotiate in response to an acquisition proposal for the Company
by  American  Greetings  Corporation.    The  Complaints  seek  to require the
directors to do a number  of things, including pursuing merger  or acquisition
discussions with  American Greetings  and others.   The  Complaints also  seek
unspecified  damages  against  those  directors.    On March 20, 1996, a third
action, Krim, et al. v. Pezzillo, et al., was filed in the same court. While it generally follows the allegations and demands of the other two Complaints, it specifically seeks injunctive relief against the exercise of the shareholder rights plan that has been a part of the Company's corporate governance for
nearly  ten  years.    While  the  Company  is  a named defendant in all three
actions, none of the Complaints appears to seek any other specific relief against the Company. The defendants intend to defend the suits vigorously.

     In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought included back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Firemen and Oilers, AFL-CIO Cases 9-CA-26706, 27660, 26875). On May 19, 1995, a unanimous panel of the United States Court of Appeals for the District of Columbia Circuit found that the strike was not an unfair labor practice strike and that a significant number of strikers had been permanently replaced and thus were not entitled to reinstatement or back pay. The Court remanded the case to the National Labor Relations Board for a factual determination on the issue of permanency with respect to approximately 52 replacements hired after June 29, 1989. Management does not believe that the outcome of this matter will result in a material adverse effect on the Company's net worth, total cash flows or operating results.

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

     See Item 10.  Directors and Executive Officers of the Registrant.

PAGE

                              PART II

Item 5. Market for the Registrant's Common Stock and Related  Stockholder
Matters

     The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income (loss), stock sales and certain restricted investments. At December 31, 1995, primarily as a result of the loss on the sale of Cleo (see Note 13 of Notes to Consolidated Financial Statements set forth in Item 8, below), there were no unrestricted retained earnings available for dividends. There were approximately 11,000 beneficial owners of the Company's common stock on February 29, 1996.

                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter       Year
                     --------    --------    --------    --------    --------
1995
- -------------------
Dividends per share     $  -        $  -        $  -        $  -        $  -
 Market price of
   common stock (1):
        Low             8 1/16      9 3/8      12 1/2      13 1/4       8 1/16
        High           15 3/32     14 1/8      15 1/2      16          16

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

PAGE

Item 6.  Selected Financial Data

     The following summaries set forth selected financial data for the Company for each of the five years in the period ended December 31, 1995. Selected financial data should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 below.


Statement of Operations Data
(Dollars and shares in thousands except per share amounts)


                                    Years Ended December 31,
                    --------------------------------------------------------
                      1995         1994        1993(1)      1992        1991
                    --------     --------     --------    --------    --------
Revenues:
 Net sales          $540,145     $548,042     $546,165    $484,118    $522,166
 Royalty income          676          753          761       1,705       2,148
                    --------     --------     --------    --------    --------
  Total revenues     540,821      548,795      546,926     485,823     524,314
                    --------     --------     --------    --------    --------
 Cost of products
  sold               268,702      310,039      277,109     247,340     252,217
 Selling,
  distribution and
  administrative
  expenses           239,922      276,147      227,863     218,642     194,872
 Loss on sale of
  Cleo, Inc.          83,012           -            -           -           -
                    --------     --------     --------    --------    --------
 Operating income
  (loss)             (50,815)     (37,391)      41,954      19,841      77,225
 Interest expense     13,178       10,599        7,737       7,803       9,380
 Interest income        (915)        (765)        (949)     (1,023)       (342)
 (Gain) loss on
  derivative
  transactions/
  settlement, net         -        (1,641)       5,689          -           -
                    --------     --------     --------    --------    --------
 Income (loss) before
  income taxes and
  cumulative effect
  of accounting
  changes            (63,078)     (45,584)      29,477      13,061      68,187
 Income taxes        (16,589)     (16,981)      14,209       5,076      26,303
                    --------     --------     --------    --------    --------
 Income (loss) before
  cumulative effect
  of accounting
  changes            (46,489)     (28,603)      15,268       7,985      41,884
 Cumulative effect
  of accounting
  changes                 -            -            -       (1,449)         -
                    --------     --------     --------    --------    --------
 Net income (loss)  $(46,489)    $(28,603)    $ 15,268    $  6,536    $ 41,884
                    ========     ========     ========    ========    ========
 Income (loss)
  per share
  before cumulative
  effect of
  accounting
  changes           $  (2.86)    $  (1.77)    $   0.95    $   0.50    $   2.61
                    ========     ========     ========    ========    ========
 Net income (loss)
  per share         $  (2.86)    $  (1.77)    $   0.95    $   0.41    $   2.61
                    ========     ========     ========    ========    ========
 Dividends
  per share         $     -      $   0.40     $   0.40    $   0.39    $   0.36
                    ========     ========     ========    ========    ========
 Average common
  shares and
  equivalents         16,243       16,130       16,103      16,104      16,039
                    ========     ========     ========    ========    ========

Other Financial Data
(Dollars in thousands except per share amounts)

                                          December 31,
                    --------------------------------------------------------
                      1995         1994         1993        1992        1991
                    --------     --------     --------    --------    --------
Working capital     $106,284     $151,128     $209,209    $224,261    $215,011
Plant and
 equipment, net       90,813      119,491      116,900     112,712     110,769
Total assets         425,827      612,195      572,459     501,104     544,261
Debt due within
 one year (2)         28,894      117,114       66,187      31,911      71,208
Long-term debt        46,533       63,233       74,365      70,175      71,079
Stockholders'
 equity              230,242      277,500      313,097     303,341     300,743

Book value per share   14.31        17.24        19.50       18.92       18.86
Capital
 expenditures         19,872       35,396       31,049      30,970      31,736


[FN]

     (1) The full year results for 1993 have been restated to correct the Cleo inventory overstatement and to record unrealized net losses on derivative transactions (Refer to Note 1 of Notes to Consolidated Financial Statements in
Item 8 below). The Cleo inventory restatement reduced income before income taxes for 1993 by $8,806. The derivatives' net impact on income before income taxes was a reduction of $5,689 for 1993. The aggregate effect of these changes was to reduce net income by $10,584, and to reduce net income per share by $.66.

     (2) Includes the current portion of long-term debt which consisted of $9,894 in 1995, $11,164 in 1994, $3,917 in 1993, $1,811 in 1992, and $708 in
1991.
PAGE

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     In mid-November 1995, the Company sold Cleo, its wholly-owned gift wrap subsidiary. In addition to gift wrap and related products, Cleo manufactured and sold Christmas cards and Valentines. Net sales by Cleo included in the consolidated financial statements for each of the three years ended December 31, 1995 were $151.9 million, $189.3 million and $197.8 million, respectively. The results of operations for 1995 included Cleo's results of operations through the date of sale and reflect the loss on the sale of Cleo of $54.5 million, net of tax benefit of $28.5 million. For comparative purposes, the discussion below presents results of operations for the year ended December 31, 1995 on a pro forma basis, excluding Cleo, as well as on an historical basis. See Note 14 of Notes to Consolidated Financial Statements set forth in
Item 8, below, for certain comparative pro forma and historical data for 1995 and 1994.

     As announced on July 1, 1994, the Company determined that the inventory of Cleo had been overstated, resulting in an overstatement of the Company's previously reported 1993 consolidated net income. As a result of this overstatement, as well as the accrual of an unrealized market value net loss on certain derivative transactions which did not qualify as hedges, it was necessary for the Company to amend and restate its consolidated financial statements for the third quarter ended September 30, 1993, the fourth quarter ended December 31, 1993, the twelve months ended December 31, 1993 and for the first quarter ended March 31, 1994. The adjustments made are described in
Note 1 of Notes to Consolidated Financial Statements set forth in Item 8, below, and should be reviewed in conjunction with the discussions of "Results of Operations" and "Liquidity and Capital Resources" presented below.

     Pro Forma Results of Operations - Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

     Pro forma revenues increased 8.2% to $388.9 million compared to pro forma revenues of $359.4 million in 1994. The increase in pro forma revenues was largely attributable to increased revenues at the Card Division, reflecting increased average prices partially offset by a modest decline in units sold. Additionally, revenues at The Paper Factory and Gibson International increased in 1995. Consistent with general industry practice, the Company allows customers to return for credit certain seasonal and everyday greeting cards. Also, consistent with general industry practice, and where deemed prudent to secure substantial long-term volume commitments, the Company enters into long-term sales contracts with certain retailers, some of which include
advance  payments.     Pro  forma  returns  and  allowances were 18.2% in 1995
compared to 22.7% in 1994. The decrease in 1995 reflects a decrease in customer allowances, seasonal and everyday returns and long-term sales contract amortization. In 1994, $6.3 million of unamortized long-term sales contracts were charged to returns and allowances as a result of the bankruptcy of F&M Distributors ("F&M"). There were no similar charges incurred in 1995. Pro forma royalty income of $.7 million was comparable to 1994.

PAGE

     Total pro forma operating expenses were $350.4 million or 90.1% of total pro forma revenues in 1995 compared to $371.2 or 103.3% in 1994. Pro forma cost of products sold was 38.2% of total pro forma revenues in 1995 compared to 41.6% in 1994. The decrease in 1995 compared to 1994 reflects lower average unit cost. Paper price increases have been offset to date by a combination of supply commitments, increased product selling prices and improved productivity. Pro forma selling, distribution and administrative expenses were 51.9% of total revenues in 1995 compared to 61.7% in 1994. The decrease in 1995 pro forma expenses, as a percentage of total pro forma revenues, reflected the positive results from the implementation of cost cutting measures and other initiatives at the end of 1994. Decreases are reflected in lower selling and marketing costs ($15.2 million), transportation costs ($1.7 million), and shipping costs ($.9 million) as well as a decrease in bad debts expense of $6.0 million. Additionally, the pro forma expenses in 1994 include the write-off of trade receivables and fixtures due to the F&M bankruptcy as well as workforce reduction costs at the Card Division totaling $11.6 million. There were no similar charges in 1995. In view of the continuing poor economic conditions and devaluation of the peso in Mexico, the Company recorded a full reserve against its Mexican subsidiary totaling $2.0 million during the fourth quarter of 1995.

     Pro forma financing and derivative transaction expenses were $8.6 million in 1995 compared to $4.8 million in 1994. Included in 1994 pro forma expenses was a derivative gain of $1.6 million.

     Pro forma income before income taxes was $29.9 million in 1995 compared to a pro forma loss of $16.6 million in 1994 while the pro forma effective income tax rate for 1995 was 45.5% compared to 41.7% in 1994. See Notes 1 and 7 of Notes to Consolidated Financial Statements set forth in Item 8, below.

     Pro forma net income was $16.3 million in 1995 compared to a pro forma net loss of $9.7 million in 1994.

     The Company attempts to minimize the impact of inflation by controlling its cost of raw materials, labor and other expenses, and pricing its products in light of general economic conditions.


PAGE

     Results of Operations - Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

     Revenues decreased 1.5% to $540.8 million compared to $548.8 million in 1994. The decrease was principally attributable to Cleo's results of operations through November 14, 1995 partially offset by increases in revenues at the Card Division, The Paper Factory and Gibson International. Returns and allowances were 14.4% in 1995 compared to 17.3% in 1994. The decline reflects a decrease in customer allowances, seasonal and everyday returns and long-term sales contract amortization. In 1994 $6.3 million of unamortized long-term sales contracts were charged to returns and allowances as a result of the bankruptcy of F&M. There were no similar charges incurred in 1995.

     Total operating expenses were $591.6 million or 109.4% of total revenues in 1995 compared to $586.2 million or 106.8% in 1994. Total operating expenses for 1995 include the pretax loss on the sale of Cleo of $83.0 million ($54.5 million net of tax benefit). Cost of products sold was 49.7% of total revenues in 1995 compared to 56.5% in 1994. The decrease in 1995 compared to 1994 was primarily due to a one-time charge in 1994 of approximately $8.0 million as a result of extensive review of inventory at Cleo. Additionally, the decrease reflects lower average unit cost of product at the Card Division. Selling, distribution and administrative expenses were 44.4% of total revenues in 1995 compared to 50.3% in 1994. The decline in the 1995 expenses, as a percentage of total revenues, reflected the positive results from the implementation of cost cutting measures and other initiatives at the end of 1994. Decreases are reflected in lower selling and marketing costs ($19.6 million), transportation costs ($7.1 million), shipping costs ($5.9 million) and pension expense ($1.3 million). These were slightly offset by an increase in administrative expenses ($3.3 million). Bad debt expense in 1995 decreased $7.3 million. Bad debt expense in 1994 included a write-off of trade receivables of $7.3 million due to the F&M bankruptcy. Additionally, the write-off of fixtures of $2.6 million due to the F&M bankruptcy, and workforce reduction costs of $1.7 million at the Card Division are reflected as one-time charges in selling, distribution and administrative expenses in 1994. In view of the continuing poor economic conditions and devaluation of the peso in Mexico, the Company recorded a full reserve against its Mexican subsidiary totaling $2.0 million during the fourth quarter of 1995.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " for the year ended December 31, 1995. The effect of the adoption of this standard on the consolidated financial statements was not material.

     Financing and derivative transaction expenses were $12.3 million in 1995 compared to $8.2 million in 1994. Included in 1994 expenses was a derivative gain of $1.6 million.

     Loss before income taxes was $63.1 million in 1995 compared to a loss of $45.6 million in 1994 while the effective income tax rate for 1995 was 26.3% compared to 37.2% in 1994. See Notes 1 and 7 of Notes to Consolidated Financial Statements set forth in Item 8, below.


PAGE

     Net  loss  was  $46.5  million  in  1995  compared to a net loss of $28.6
million in  1994.   The 1995  net loss  includes an  after-tax charge of $54.5 million related to the sale of Cleo.


     Results of Operations - Year Ended December 31, 1994 Compared With Year Ended December 31, 1993

     The Company's 1994 results of operations were adversely affected by charges for inventory adjustments and sales returns and allowances, highly competitive pricing conditions and high product and distribution costs at Cleo combined with the bankruptcy filing of F&M, and competitive pricing pressures at the Card Division.

     Revenues increased 0.3% to $548.8 million compared to 1993. The slight increase in revenues was attributable to the Company's retail subsidiary, reflecting a full year of operations by The Paper Factory (acquired in June
1993). This revenue gain was substantially offset by declines in revenues at both the Card Division and Cleo. These declines resulted from increased competitive pressure as well as increased allowances related to current and prior year sales. Returns and allowances were 17.3% in 1994 compared to 13.3% in 1993. The increase in 1994 reflects a charge of $6.3 million of unamortized long-term sales contracts as a result of the F&M bankruptcy to returns and allowances. The 1994 increase also reflects a change in product mix between seasonal and everyday sales combined with increased customer allowances due to competitive pressure and costs associated with new customers. Royalty income of $.8 million was comparable to 1993.

     Total operating expenses were $586.2 million or 106.8% of total revenues in 1994 compared to 92.3% in 1993. Cost of products sold was 56.5% of total revenues in 1994 compared to 50.7% in 1993. The increase in 1994 compared to 1993 reflected continued pricing pressures and increased customer allowances, primarily at the Card Division and Cleo. In addition, the increase in 1994 over 1993 reflected a one-time charge of approximately $8.0 million as a result of extensive review of inventory at Cleo. Selling, distribution and administrative expenses were 50.3% of total revenues in 1994 compared to 41.7% in 1993. The increase in the 1994 expenses, as a percentage of total revenues, reflected the write-off of trade receivables and fixtures due to the F&M bankruptcy of $7.3 million and $2.6 million, respectively, and workforce reduction costs of $1.7 million at the Card Division. In addition, higher shipping costs ($6.9 million), other bad debt expenses ($3.2 million), the full year impact of The Paper Factory ($12.1 million), and increased selling and marketing costs, primarily associated with new customers ($10.9 million), contributed to this increase.

     Financing and derivative transaction expenses were $8.2 million in 1994 compared to $12.5 million in 1993. During 1994, the Company settled its lawsuit against Bankers Trust and recorded a gain for the year of $1.6 million representing the impact of settling the lawsuit net of previously recorded gains on these derivative transactions. Higher interest rates combined with higher average borrowings, largely resulting from the acquisition of The Paper Factory, as well as higher working capital levels, resulted in an increase in interest expense, net.

PAGE

     Loss before income taxes was $45.6 million in 1994 compared to income of $29.4 million in 1993. The effective income tax rate for 1994 was 37.2% compared to 48.2% in 1993. See Notes 1 and 7 of Notes to Consolidated Financial Statements set forth in Item 8, below.

     During 1994, the Company adopted SFAS No. 112 - "Employers' Accounting for Postemployment Benefits" retroactive to January 1, 1994. The charges associated with the adoption were not material to the Company's consolidated results and have been included in the 1994 results.

     Net loss was $28.6 million in 1994 compared to net income of $15.3 million in 1993.


Liquidity and Capital Resources

     Cash flows from operating activities for 1995 increased $51.6 million from 1994 to $45.2 million, compared to a decrease of $38.0 million in 1994 from 1993 and a decrease of $43.3 million in 1993 from 1992. The increase in 1995 was primarily the result of improved cash flow from on-going operations and a substantial reduction in trade receivables. These cash flow increases were partially offset by cash used in connection with a decrease in accruals for customer allowances and sales agreement payments due within one year and the increase in tax benefits associated with the loss on the sale of Cleo. The decrease in trade receivables from prior year reflects the disposition of Cleo. Cleo historically comprised the largest percentage of trade receivables at year end for the Company. The smaller increase in other assets reflects a lower increase in sales contracts in 1995 compared to 1994 while the decline in other current liabilities reflects payments to customers under contracts, principally negotiated in 1994 and 1995.

     Cash used in investing activities for plant and equipment purchases totaled $19.9 million in 1995 compared to $35.4 million and $31.0 million in 1994 and 1993, respectively. Plant and equipment purchases do not include assets acquired under capital lease obligations. During 1995, the Company renegotiated its long-term agreement for certain of its principal facilities resulting in the recording of a capital lease. See Note 11 of Notes to Consolidated Financial Statements set forth in Item 8, below.

     Cash used in financing activities in 1995 was $109.1 million compared to cash provided by financing activities of $34.1 million and $23.7 million in 1994 and 1993, respectively. The 1995 decrease in short-term borrowings resulted from the repayment of short-term debt with the proceeds from the sale of Cleo as well as improved cash flow from operations resulting in a decrease in the need for short-term financing. The 1994 increase in short-term borrowings reflected higher working capital requirements combined with payments under customer agreement contracts. Long-term debt decreased in 1995 primarily reflecting the partial redemption of senior notes with the proceeds from the sale of Cleo. Long-term debt decreased in 1994 reflecting current year debt payments and increased in 1993 due to the issuance of unsecured notes to the former shareholders of The Paper Factory, payable over four years.


PAGE

     The Company is currently negotiating a new revolving credit facility to replace the existing facility due to expire in late April 1996. Management believes that it will be able to consummate this facility to provide funds for general corporate purposes. If consummated, the Company expects that the facility will have a duration of 364 days and will provide for borrowings in an amount adequate for the Company's needs over the term of the facility.

     The Company is required to maintain a specified level of consolidated net worth (as defined) pursuant to the terms of its revolving credit facility. As a result of the sale of Cleo, the Company was unable to maintain the specified level and therefore obtained an amendment to the revolving credit agreement which adjusted the required consolidated net worth. In addition, the Company sought and received waivers under the revolving credit agreement and its senior notes that permitted the Company to sell Cleo and to accept a short-term promissory note for a portion of the purchase price. The proceeds of the note were received on January 29, 1996.

     With the sale of Cleo, the Company anticipates significantly lower short-term borrowing requirements in 1996 compared with the Company's historical levels. Capital expenditures for 1996 are expected to be consistent with historical trends for the remaining operating units. The note receivable from CSS at December 31, 1995 was collected on January 29, 1996 and short-term debt at December 31, 1995 was repaid by mid January utilizing cash flow from operations and proceeds from the sale of Cleo. At February 29, 1996, the Company held short-term investments in excess of normal operating cash needs of approximately $45.3 million. Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, all of which total approximately $10.3 million to $32.5 million per year for the next five years, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies.

     The Company continues to face strong competitive pressures with regard to pricing and other terms of sales. During 1994, Wal-Mart Stores, Inc. (Wal-Mart) completed a review which recognized that the Company represented a small percentage of their store greeting card departments and began reducing the number of such departments carrying the Company's cards during 1995. Wal-Mart indicated that it intends to progressively phase out the remaining card departments represented by the Company beyond 1995. Approximately 60% of the Company's business with Wal-Mart had been through Cleo. In 1995 and 1994, Wal-Mart accounted for approximately 6% and 7%, respectively, of the Company's revenues, excluding Cleo. In 1996, revenues attributed to Wal-Mart are anticipated to be less than 2% of the Company's revenues.

     Management does not believe that there are any trends, events, commitments or uncertainties, except for previously disclosed items (see also
Item 3. Legal Proceedings), and aside from normal seasonal fluctuations and general industry competitive conditions, that should be expected to have a material effect on the results of operations, financial condition, liquidity, or capital resources of the Company.


PAGE

     Except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

     For   additional   financial   information   see  Consolidated  Financial
Statements and Notes to Consolidated Financial Statements set forth in Item 8, below.

PAGE

Item 8.  Financial Statements and Supplementary Data

Gibson Greetings, Inc.
Consolidated Statements of Operations
Years Ended December 31, 1995, 1994 and 1993
(Dollars in thousands except per share amounts)

                                                                       Restated
                                             1995          1994          1993
                                          ---------     ---------     ---------
Revenues:
    Net sales                             $ 540,145     $ 548,042     $ 546,165
    Royalty income                              676           753           761
                                          ---------     ---------     ---------
        Total revenues                      540,821       548,795       546,926
                                          ---------     ---------     ---------
Costs and expenses:

  Operating expenses:

    Cost of products sold                   268,702       310,039       277,109
    Selling, distribution and
     administrative expenses                239,922       276,147       227,863
    Loss on sale of Cleo, Inc.               83,012            -             -
                                          ---------     ---------     ---------
        Total operating expenses            591,636       586,186       504,972
                                          ---------     ---------     ---------

Operating income (loss)                     (50,815)      (37,391)       41,954
                                          ---------     ---------     ---------
  Financing and derivative
   transaction expenses:

    Interest expense                         13,178        10,599         7,737
    Interest income                          (  915)         (765)         (949)
    (Gain) loss on derivative
      transactions/settlement, net               -         (1,641)        5,689
                                          ---------     ---------     ---------
        Total financing and derivative
          transaction expenses, net          12,263         8,193        12,477
                                          ---------     ---------     ---------
Income (loss) before income taxes           (63,078)      (45,584)       29,477

    Income taxes                            (16,589)      (16,981)       14,209
                                          ---------     ---------     ---------
Net income (loss)                         $ (46,489)    $ (28,603)    $  15,268
                                          =========     =========     =========

Net income (loss) per share               $   (2.86)    $   (1.77)    $    0.95
                                          =========     =========     =========

[FN]

See accompanying notes to consolidated financial statements.

PAGE

Gibson Greetings, Inc.
Consolidated Balance Sheets
December 31, 1995 and 1994
(Dollars in thousands except per share amounts)

                                             1995        1994
                                          ---------   ---------
Assets
Current assets:
    Cash and equivalents                  $  15,555   $   2,000
    Note receivable                          24,574          -
    Trade receivables, net                   46,620     197,799
    Inventories                              68,303     127,460
    Income taxes receivable                  10,698          -
    Prepaid expenses                          4,054       5,719
    Deferred income taxes                    45,011      48,775
                                          ---------   ---------
        Total current assets                214,815     381,753

Plant and equipment, net                     90,813     119,491

Deferred income taxes                        14,745       8,080

Other assets, net                           105,454     102,871
                                          ---------   ---------
                                          $ 425,827   $ 612,195
                                          =========   =========
Liabilities and Stockholders' Equity

Current liabilities:
    Debt due within one year              $  28,894   $ 117,114
    Accounts payable                          7,995      21,779
    Income taxes payable                         -        4,742
    Other current liabilities                71,642      86,990
                                          ---------   ---------
        Total current liabilities           108,531     230,625

Long-term debt                               46,533      63,233

Sales agreement payments due
  after one year                             18,564      21,107

Other liabilities                            21,957      19,730
                                          ---------   ---------
        Total liabilities                   195,585     334,695
                                          ---------   ---------
Stockholders' Equity:

    Preferred stock, par value $1.00;
      5,000,000 shares authorized,
      none issued                                -           -

    Preferred stock, Series A, par
      value $1.00; 300,000 shares
      authorized, none issued                    -           -

    Common stock, par value $.01;
      50,000,000 shares authorized,
      16,585,130 and 16,579,530
      shares issued, respectively               166         166


    Paid-in capital                          46,041      45,992

    Retained earnings                       191,793     238,282

    Foreign currency adjustment              (1,807)     (1,000)
                                          ---------   ---------
                                            236,193     283,440
                                          ---------   ---------
    Less treasury stock, at cost,
      494,601 and 483,701 shares,
      respectively                            5,951       5,940
                                          ---------   ---------
        Total stockholders' equity          230,242     277,500
                                          ---------   ---------
Commitments and contingencies
  (Notes 11 and 12)
                                          $ 425,827   $ 612,195
                                          =========   =========

[FN]

See accompanying notes to consolidated financial statements.

PAGE

Gibson Greetings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 1995, 1994 and 1993
(Dollars in thousands)

                                                                    Restated
                                            1995         1994         1993
                                         ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                      $ (46,489)   $ (28,603)   $  15,268
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and write-down of
       display fixtures                     26,896       26,150       22,688
     Loss on disposal of plant
       and equipment                         5,492        5,957        5,817
     Loss on sale of Cleo, Inc.             83,012           -            -
     (Gain) loss on derivative
       transactions, net                        -        (1,641)       5,689
     Deferred income taxes                  (2,901)     (19,205)      (8,909)
     Amortization of deferred costs
       and intangibles and write-
       down of deferred costs               23,590       31,155       19,547
     Change in assets and liabilities:
       (Increase) decrease in trade
          receivables, net                  17,820       (5,636)     (22,529)
       (Increase) decrease in inventories    2,821       (2,322)       1,843
       Increase in income taxes receivable (10,698)          -            -
       (Increase) decrease in
          prepaid expenses                     221       (1,512)         286
       Increase in other assets,
          net of amortization              (27,260)     (47,102)     (25,999)
       Increase (decrease) in
          accounts payable                  (2,617)       2,944        2,579
       Increase (decrease) in
          income taxes payable              (4,742)      (8,329)       3,014
       Increase (decrease) in other
          current liabilities              (19,267)      26,511        6,603
       Increase (decrease )
          in other liabilities                (316)      16,053        5,696
     All other, net                           (379)        (850)         (22)
                                         ---------    ---------    ---------
         Total adjustments                  91,672       22,173       16,303
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         operating activities               45,183       (6,430)      31,571
                                         ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of plant and equipment          (19,872)     (35,396)     (31,049)
  Proceeds from sale of
    plant and equipment                        926          289          550
  Proceeds from sale of Cleo, Inc.,
    net of escrow amount                    96,437           -            -
  Acquisition of The Paper Factory
    of Wisconsin, Inc.,
    net of cash acquired                        -            -       (24,782)
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         investing activities               77,491      (35,107)     (55,281)
                                         ---------    ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in
    short-term borrowings                  (86,950)      43,680       23,062
  Issuance of long-term debt                    -            -         8,075
  Payments on long-term debt               (22,207)      (3,917)      (1,811)
  Issuance of common stock                      49          784          773
  Acquisition of common stock
    for treasury                               (11)         (52)          -
  Dividends paid                                -        (6,435)      (6,417)
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         financing activities             (109,119)      34,060       23,682
                                         ---------    ---------    ---------
Net increase (decrease) in
 cash and equivalents                       13,555       (7,477)         (28)

Cash and equivalents at beginning of year    2,000        9,477        9,505
                                         ---------    ---------    ---------
Cash and equivalents at end of year      $  15,555    $   2,000    $   9,477
                                         =========    =========    =========
Supplemental disclosure of
 cash flow information:
  Cash paid during the year for:
    Interest                             $  10,489    $   9,325    $   7,544
    Income taxes                             1,751       10,240       20,243

  Noncash investing and
   financing activities:
    Purchase of plant and equipment
      through capital lease obligation      19,160           -            -
    Note received in connection with
      the sale of Cleo, Inc.                24,574           -            -

[FN]

See accompanying notes to consolidated financial statements.

PAGE

Gibson Greetings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 1995, 1994 and 1993
(Dollars in thousands except per share amounts)


                                                                    Restated
                                            1995         1994         1993
                                         ---------    ---------    ---------
Common stock, par value $.01:
    Balance at beginning of year         $     166    $     165    $     165
    Exercise of stock options                   -             1           -
                                         ---------    ---------    ---------
                                               166          166          165
                                         ---------    ---------    ---------
Paid-in capital:
    Balance at beginning of year            45,992       45,209       44,436
    Restricted stock                            49          783          773
                                         ---------    ---------    ---------
                                            46,041       45,992       45,209
                                         ---------    ---------    ---------
Retained earnings:
    Balance at beginning of year           238,282      273,320      264,469
    Net income (loss)                      (46,489)     (28,603)      15,268
    Cash dividends paid ($.40 and
      $.40 per share in 1994 and
      1993, respectively)                       -        (6,435)      (6,417)
                                         ---------    ---------    ---------
                                           191,793      238,282      273,320
                                         ---------    ---------    ---------
Foreign currency translation adjustment:
    Balance at beginning of year            (1,000)         291          159
    Aggregate adjustments resulting
      from translation of financial
      statements into U.S. dollars            (807)       (1,291)        132
                                         ---------    ---------    ---------
                                            (1,807)       (1,000)        291
                                         ---------    ---------    ---------
Less treasury stock, at cost:
    Balance at beginning of year             5,940        5,888        5,888
    Common stock acquired                       11           52           -
                                         ---------    ---------    ---------
                                             5,951        5,940        5,888
                                         ---------    ---------    ---------
        Total stockholders' equity       $ 230,242    $ 277,500    $ 313,097
                                         =========    =========    =========

PAGE

                            Gibson Greetings, Inc.
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1995, 1994, and 1993
                (Dollars in thousands except per share amounts)


Note 1--Nature of Business and Statement of Accounting Policies

Principles of consolidation

     The consolidated financial statements include the accounts of Gibson Greetings, Inc. and its wholly-owned and majority-owned subsidiaries (the Company). All material intercompany transactions have been eliminated.


Nature of business

     The Company operates in a single industry segment: the design, manufacture and sale of greeting cards, gift wrap and related products. The Company sells to customers in several channels of the retail trade principally located in the United States. The Company recognizes sales at the time of shipment from its facilities. Provisions for sales returns are recorded at the time of the sale, based upon current conditions and the Company's historic experience. To minimize disruptions, in the short-term, caused by the loss of a customer, the Company has entered into longer term contracts with certain retailers, consistent with general industry practice. These contracts generally have terms ranging from three to six years, and sometimes specify a minimum sales volume commitment. In certain of these contracts, negotiated cash payments or credits constitute advance discounts against future sales. These payments are capitalized and amortized over the initial term of the contract. In the event of contract default by a retailer, such as bankruptcy or liquidation, a contract may be deemed impaired and unamortized amounts may be charged against operations immediately following the default. The Company conducts business based upon periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company does not believe a concentration of business risk exists due to the diversity of channels of distribution and geographic location of its retail customers; however, the Company does believe it has certain risks related to up-front payments on long-term customer sales agreements. As further discussed in Note 13, the Company sold Cleo, Inc. (Cleo), its wholly-owned gift wrap subsidiary, to CSS Industries, Inc. in mid-November 1995. In addition to gift wrap and related products, Cleo manufactured and sold boxed Christmas cards and Valentines. Prior to the sale of Cleo, one customer in 1995 accounted for more than 10% of total revenues; however, on a pro forma basis, without Cleo, the Company's largest customer accounted for approximately 13% of total revenues. During each of the years ended December 31, 1994 and 1993, the Company's largest customer accounted for approximately 12% of total revenues.



PAGE

Retail Operations

     On June 1, 1993, the Company acquired The Paper Factory of Wisconsin, Inc. (The Paper Factory) for $25,100 in a business combination accounted for as a purchase. The Paper Factory operates retail stores located primarily in manufacturers' outlet shopping centers. The results of The Paper Factory are included in the consolidated financial statements since the date of acquisition. The total cost of the acquisition exceeded the fair value of the net assets of The Paper Factory by $26,200. In connection with the acquisition, the Company assumed liabilities of approximately $11,600.


International Operations

     Gibson de Mexico, S.A. de C.V. (Gibson de Mexico) is primarily engaged in the manufacturing and marketing of greeting cards. Minority stockholders of Gibson de Mexico are principal officers of Gibson de Mexico. The total cost of the acquisition exceeded the fair value of the net assets by $583. In view of the continuing poor economic conditions and devaluation of the peso in Mexico, the Company fully reserved its investment in Gibson de Mexico totaling approximately $2,000 during the fourth quarter of 1995.

     Gibson Greetings International Limited (Gibson International) markets the Company's products primarily in the United Kingdom and other European countries. The minority stockholders of Gibson International are principal officers of Gibson International.

     The activities of these subsidiaries were not material to consolidated operations in 1995, 1994 and 1993.


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


Plant and equipment

     Plant and equipment are stated at cost. Plant and equipment, except for leasehold improvements, are depreciated over their related estimated useful lives, using the straight-line method. Generally, buildings are depreciated over 15 years; machinery and equipment are depreciated over 3 to 11 years; and display fixtures are depreciated over 5 years. Leasehold improvements are amortized over the terms of the respective leases (see Note 11), using the straight-line method. Expenditures for maintenance and repairs are charged to operations currently; renewals and betterments are capitalized.

PAGE

Other assets

     Other assets include deferred and prepaid costs, goodwill and other intangibles. Deferred and prepaid costs principally represent costs incurred relating to long-term customer sales agreements. Deferred and prepaid costs are amortized ratably over the terms of the agreements, generally three to six years. Goodwill and other intangibles are amortized over periods ranging from three to twenty years, using the straight-line method. Accumulated goodwill amortization at December 31, 1995 and 1994 were $4,367 and $3,926, respectively. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount.


Accounting for Long-Lived Assets

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" for the year ended December 31, 1995. The statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of the adoption of this standard on the consolidated financial statements was not material.


Income taxes

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws. Investment tax credits are amortized to income over the lives of the related assets.


Interest rate swap agreements

     The difference between the amount of interest to be paid and the amount of interest to be received under interest rate swap agreements (used for hedging purposes) due to changing interest rates is charged or credited to interest expense over the life of the agreements. Interest rate swap and derivative transactions that did not qualify as hedges were recorded at their fair value. The fair value of interest rate swaps and derivative transactions is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date as determined by a financial institution's valuation model based on the projected value of the transactions at maturity.

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


Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" is effective for years beginning after December 15, 1995. This statement establishes financial accounting and disclosure standards for stock-based employee compensation plans. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The Company is evaluating whether it will change to the recognition provisions of SFAS No. 123; however, it has not yet fully determined the potential effect of the statement on the consolidated financial statements.


Computation of net income (loss) per share

     The computation of net income (loss) per share is based upon the weighted average number of shares of common stock and equivalents outstanding during the year: 16,243,483 shares for 1995, 16,130,140 shares for 1994, and
16,102,709 shares for 1993.


Restatements and Reclassifications

     On July 1, 1994, the Company announced that it had determined that the inventory of Cleo had been overstated at December 31, 1993, resulting in an overstatement of the Company's 1993 consolidated net income. The overstatement of inventory and income before income taxes was $8,806 and the effect on net income was $5,346 at December 31, 1993 and for the year then ended. The accompanying 1993 Consolidated Statement of Operations was amended and restated to reflect the correction of such overstatement. In addition, in an institution and settlement of administrative proceedings dated December 22, 1994 against Bankers Trust (the Bankers Trust Order), the Securities and Exchange Commission alleged that Bankers Trust misled the Company about the value of the Company's derivative positions. The Company has restated the accompanying 1993 year-end consolidated financial statements to reflect derivative values based on Bankers Trust's computer model as set forth in the Bankers Trust Order. Such restatement resulted in a $4,571 reduction in previously reported 1993 consolidated net income and a corresponding decrease in 1994 consolidated net loss. This restatement, coupled with the November 23, 1994 settlement between the Company and Bankers Trust, as discussed in
Note 6, resulted in a net gain (loss) on derivative transactions and settlement in 1994 and 1993 of $1,641 and ($5,689), respectively, as shown in the accompanying consolidated statements of operations.


PAGE

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 1995 presentation.


Note 2--Trade Receivables

     Trade receivables at December 31, 1995 and 1994, consist of the following:

                                             1995        1994
                                          ---------   ---------
         Trade receivables                $ 105,898   $ 265,194
         Less reserve for returns,
          allowances, cash discounts
          and doubtful accounts              59,278      67,395
                                          ---------   ---------
                                          $  46,620   $ 197,799
                                          =========   =========



Note 3--Inventories

     Inventories at December 31, 1995 and 1994, consist of the following:

                                             1995        1994
                                          ---------   ---------
        Finished goods                    $  47,967   $  73,881
        Work-in-process                      12,409      15,623
        Raw materials and supplies            7,927      37,956
                                          ---------   ---------
                                          $  68,303   $ 127,460
                                          =========   =========




PAGE

Note 4--Plant and Equipment

     Plant and equipment at December 31, 1995 and 1994, consist of the following:

                                             1995        1994
                                          ---------   ---------
        Land and buildings                $  32,800   $  36,126
        Machinery and equipment              44,437      66,747
        Display fixtures                     83,784      90,493
        Leasehold improvements               10,484      13,003
        Construction in progress              1,598       3,578
                                          ---------   ---------
                                            173,103     209,947
        Less accumulated depreciation        82,290      90,456
                                          ---------   ---------
                                          $  90,813   $ 119,491
                                          =========   =========

     At December 31, 1995, buildings included assets acquired under capital lease obligations of $19,135 with the accumulated depreciation on such assets of $132.


Note 5--Other Assets

     Other assets at December 31, 1995 and 1994, consist of the following:

                                             1995        1994
                                          ---------   ---------
        Deferred and prepaid costs        $ 176,041   $ 148,150
        Goodwill and other intangibles       27,148      30,042
                                          ---------   ---------
                                            203,189     178,192
        Less accumulated amortization        97,735      75,321
                                          ---------   ---------
                                          $ 105,454   $ 102,871
                                          =========   =========




PAGE

Note 6--Debt

     Debt at December 31, 1995 and 1994, consists of the following:

                                             1995        1994
                                          ---------   ---------
        Debt due within one year:
        Loans payable to banks
          under a revolving credit
          agreement bearing interest
          at a weighted average rate
          of 6.57% and 6.88%,
          respectively                    $  19,000   $  50,000
        Loans payable to banks under
          uncommitted borrowing
          facilities bearing interest
          at weighted average rates of
          6.58% in 1994                          -       55,950
                                          ---------   ---------
                                             19,000     105,950
        Current portion of long-term debt     9,894      11,164
                                          ---------   ---------
                                          $  28,894   $ 117,114
                                          =========   =========
        Long-term debt:
        Senior notes bearing interest
          at 9.33%, with annual serial
          maturities from 1995 through
          2000                            $  30,857   $  50,000
        Notes payable to former
          shareholders of The Paper
          Factory of Wisconsin, Inc.
          bearing interest at 5.01%,
          payable in annual installments
          of $2,019                           4,037       6,056
        Industrial revenue bonds bearing
          interest at 9.25%, payable in
          semi-annual installments of $300,
          secured by plant and equipment
          with a carrying value of $5,712
          and $6,171 at December 31, 1995
          and 1994, respectively              1,800       2,400
        Economic development revenue and
          urban develpment action grant
          paid off or assumed by the
          purchaser in connection with
          the sale of Cleo                       -       15,243
        Other notes bearing interest at a
          weighted average rate of 5.20%,
          payable in quarterly
          installments, secured by the same
          assets securing the industrial
          revenue bonds                         573         698
                                          ---------   ---------
                                             37,267      74,397
        Capital lease obligations payable
          in monthly installments through
          2013 (see Note 11)                 19,160          -
                                          ---------   ---------
                                             56,427      74,397
        Less portion due within one year      9,894      11,164
                                          ---------   ---------
                                          $  46,533   $  63,233
                                          =========   =========

     In 1993, the Company entered into a three-year revolving credit agreement, replacing a similar existing facility, which expires April 26, 1996. The remaining amount available under this agreement is $81,000. The Company is currently negotiating a new revolving credit facility to replace the existing facility. Management believes that it will be able to consummate this facility to provide funds for general corporate purposes. If consummated, the Company expects that the facility will have a duration of 364 days and will provide for borrowings in an amount adequate for the Company's needs over the term of the facility.

     The fair value of the Company's long-term debt (excluding capital lease obligations) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's gross long-term debt at December 31, 1995 was $39,134.

     The annual principal payments due on long-term debt for each of the years in the five-year period ended December 31, 2000, are $9,894, $9,901, $7,890, $7,298 and $2,285, respectively.

     No interest was capitalized for the years ended December 31, 1995, 1994 and 1993.

     Certain of the Company's debt agreements contain covenants including limitations on dividends based on a formula related to net income (loss), stock sales and certain restricted investments. At December 31, 1995, there were no unrestricted retained earnings available for dividends. The Company also is required to maintain a specified level of consolidated net worth (as defined) pursuant to the terms of its revolving credit facility. As a result of the sale of Cleo, the Company was unable to maintain the specified level and therefore obtained an amendment to the revolving credit agreement which adjusted the required consolidated net worth. In addition, the Company sought and received waivers under the revolving credit facility and its senior notes that permitted the Company to sell Cleo and to accept a short-term promissory note for a portion of the purchase price. The proceeds of the note were received on January 29, 1996.


PAGE

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

     At December 31, 1995 and 1994, the Company had two outstanding interest rate swap positions with a total notional amount of $3,600. These two agreements, with terms similar to the related bonds, are constituted as hedges and effectively reduce the Company's interest on industrial revenue bonds from 9.25% to 6.67% through February 1998. The estimated fair value of these two agreements at December 31, 1995 was $64.



PAGE

Note 7--Income Taxes

     The provision for income taxes for the years ended December 31, 1995, 1994, and 1993 consists of the following:


                                            1995         1994         1993
                                         ---------    ---------    ---------
        Federal:
          Current                        $ (19,093)   $   1,574    $  17,903
          Deferred                          (2,252)     (14,530)      (8,450)
          Change in valuation allowance         -          (924)       1,600
          Alternative minimum tax
           credit carryforward                  -          (200)          -
          Deferred investment
           tax credits, net                    (79)        (100)        (122)
                                         ---------    ---------    ---------

                                           (21,424)     (14,180)      10,931
                                         ---------    ---------    ---------
        State and local:
          Current                            5,405          649        4,532
          Deferred                            (570)      (3,239)      (1,708)
          Change in valuation allowance         -          (211)         365
                                         ---------    ---------    ---------
                                             4,835       (2,801)       3,189
                                         ---------    ---------    ---------
        Foreign:
          Current                               -            -            -
          Deferred                              -            -            89
                                         ---------    ---------    ---------
                                                -            -            89
                                         ---------    ---------    ---------
                                         $ (16,589)   $ (16,981)   $  14,209
                                         =========    =========    =========

     In 1993, tax laws raised the statutory tax rate for corporations from 34% to 35%. The adverse impact of this 1% increase in effective tax rates was partially offset by a favorable adjustment of $700 recorded in 1993 due to the revaluation of certain deferred tax assets.


PAGE

     The effective income tax rate for the years ended December 31, 1995, 1994 and 1993, varied from the statutory federal income tax rate as follows:


                                            1995         1994         1993
                                         ---------    ---------    ---------
        Statutory federal
          income tax rate                    35.0%        35.0%        35.0%
        State and local income taxes,
          net of federal income tax
          benefit                             3.2          4.0          7.0
        Nondeductible losses                 (8.5)        (2.6)         2.6
        Other                                (3.4)         0.8          3.6
                                         ---------    ---------    ---------
                                             26.3%        37.2%        48.2%
                                         =========    =========    =========


     The above schedule includes the effect of state and foreign net operating losses for which no benefits have been provided.

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws.

     The net deferred taxes are comprised of the following:

                                             1995        1994
                                          ---------   ---------
        Current deferred taxes:
                Gross assets              $  45,275   $  49,708
                Alternative minimum
                 tax carryforward               200         200
                Gross liabilities              (464)     (1,133)
                                          ---------   ---------
                                             45,011      48,775
                                          ---------   ---------
        Noncurrent deferred taxes:
                Gross assets                 21,573      19,338
                Valuation allowance            (830)       (830)
                Gross liabilities            (5,806)    (10,126)
                Deferred investment
                  tax credits                  (192)       (302)
                                          ---------   ---------
                                             14,745       8,080
                                          ---------   ---------
                                          $  59,756   $  56,855
                                          =========   =========

PAGE

     The Company has recorded a valuation allowance with respect to the deferred tax assets reflected in the table below as a result of recent capital losses and uncertainties with respect to the amount of taxable capital gain income which will be generated in future years.

     The tax balances of significant temporary differences representing deferred tax assets and liabilities for the years ended December 31, 1995 and 1994 were as follows:

                                             1995        1994
                                          ---------   ---------
        Reserve for returns, allowances,
          cash discounts and doubtful
          accounts                        $  25,390   $  29,203
        Reserve for inventories
          and related items                   6,222       8,940
        Postretirement benefits               2,251       1,991
        Depreciation of plant
          and equipment                      (5,713)     (9,999)
        Reserve for display fixtures          1,628       1,605
        Accrued compensation and benefits    17,223      14,068
        Sales agreement payments due          4,067       5,638
        Other accruals and reserves, net      9,510       6,341
        Alternative minimum tax
          carryforward                          200         200
        Deferred investment tax credits        (192)       (302)
                                          ---------   ---------
                                             60,586      57,685
        Valuation allowance                    (830)       (830)
                                          ---------   ---------
                                          $  59,756   $  56,855
                                          =========   =========



PAGE

Note 8--Other Current Liabilities

     Other current liabilities at December 31, 1995 and 1994, consist of the following:

                                             1995        1994
                                          ---------   ---------
        Compensation, payroll taxes
          and related withholdings        $  16,584   $  13,842
        Customer allowances                  12,963      20,495
        Accrued insurance                    10,029       9,766
        Sales agreement payments due
          within one year                     7,628      17,048
        Accrued interest                      6,221       3,935
        Property and other taxes              4,397       5,322
        Other                                13,820      16,582
                                          ---------   ---------
                                          $  71,642   $  86,990
                                          =========   =========


Note 9--Employment and Postretirement Benefits

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


PAGE

     The following table sets forth the Retirement Plan's funded status on the measurement dates, December 31, 1995 and 1994, and a reconciliation of the funded status to the amounts recognized in the Company's consolidated balance sheets at December 31, 1995 and 1994:

                                             1995        1994
                                          ---------   ---------
        Actuarial present value of
          benefit obligations:
                Vested benefit obligation $  61,449   $  44,558
                                          =========   =========
                Accumulated benefit
                  obligation              $  65,247   $  48,221
                                          =========   =========
                Projected benefit
                  obligation for services
                  rendered to date        $  74,779   $  60,354
        Plan assets at fair market value     68,068      58,465
                                          ---------   ---------
        Plan assets less than projected
          benefit obligation                  6,711       1,889
        Unrecognized net asset at
          January 1, 1986, being
          recognized over 9.9 years              -          413
        Unrecognized prior service cost      (1,174)     (1,511)
        Unrecognized net gain resulting
          from experience different from
          assumed and effects of changes
          in assumptions                      6,454       9,425
                                          ---------   ---------
        Accrued pension expense included
          in other liabilities            $  11,991   $  10,216
                                          =========   =========


     The changes in asset values relative to the measurement dates are primarily due to fluctuations in the market value of the Retirement Plan's equity investments.

     In 1990, the Company established a nonqualified defined benefit plan for employees whose benefits under the Retirement Plan are limited by provisions of the Internal Revenue Code. Additionally in 1990, the Company established a nonqualified defined benefit plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under other Company plans. A nonqualified plan was also established to provide retirement benefits for members of the Company's Board of Directors who are not covered under any of the Company's other plans. All plans established in 1990 were unfunded at December 31, 1995 and 1994, although assets for those plans are held in certain grantor tax trusts known as "Rabbi" trusts. These assets are subject to claims of the Company's creditors but otherwise must be used only for purposes of providing benefits under the plans.


PAGE

     The following table sets forth the nonqualified defined benefit plans' benefit obligations on the measurement dates, December 31, 1995 and December 31, 1994, and a reconciliation of those obligations to the amounts recognized in the Company's consolidated balance sheets at December 31, 1995 and 1994:

                                             1995        1994
                                          ---------   ---------
        Actuarial present value of
          benefit obligations:
                Vested benefit obligation $   4,039   $   2,829
                                          =========   =========
                Accumulated benefit
                  obligation              $   4,763   $   3,867
                                          =========   =========
                Projected benefit
                  obligation for services
                  rendered to date        $   5,452   $   4,692
        Plan assets at fair market value         -           -
                                          ---------   ---------
        Unfunded projected
          benefit obligation                  5,452       4,692
        Unrecognized prior service cost      (1,657)     (1,899)
        Unrecognized net gain (loss)
          resulting from experience
          different from assumed and
          effects of changes in
          assumptions                          (306)        223
                                          ---------   ---------
        Accrued pension expense included
          in other liabilities            $   3,489   $   3,016
                                          =========   =========


     The assumed weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the plans was 7.25% and 4.5% in 1995 and 8.5% and 5.0% in 1994, respectively. The assumed long-term rate of return on plan assets used for valuation purposes was 9.0% for 1995 and 1994.


PAGE

     A summary of the components of net pension expense for all of the Company's defined benefit plans for the years ended December 31, 1995, 1994 and 1993, is as follows:


                                            1995          1994          1993
                                         ---------     ---------     ---------
        Service cost-benefits earned
          during the period              $   2,652     $   3,285     $   2,917
        Interest cost on projected
          benefit obligation                 5,833         5,339         5,092
        Net amortization and deferral        7,409        (6,103)          128
        Actual return on plan assets       (13,178)          902        (4,941)
        Curtailments                            -            284            -
                                         ---------      --------     ---------
                                         $   2,716      $  3,707     $   3,196
                                         =========      ========     =========

     The Company has a defined contribution pension plan for employees who are members of a collective bargaining unit. Benefits under this plan are determined based upon years of service and an hourly contribution rate. Pension expense for this plan for the years ended December 31, 1995, 1994 and 1993, was $218, $409 and $451, respectively.

     During 1994, Cleo offered a voluntary early retirement program to eligible employees resulting in curtailments of certain employee benefit plans. Consequently, the Company recognized curtailment losses of $284 and $68 in a defined benefit plan and medical and life insurance plan, respectively, for the year ended December 31, 1994.

     The Company has two defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code. The plans provide that employees meeting certain eligibility requirements may defer a portion of their salary subject to certain limitations. The Company pays certain administrative costs of the plans and contributes to the plans based upon a percentage of the employee's salary deferral and an annual additional contribution at the discretion of the Board of Directors. The total expense for these plans for the years ended December 31, 1995, 1994 and 1993, was $452, $550 and $501, respectively.

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


PAGE

     A  reconciliation  of  the  accumulated postretirement benefit obligation
(APBO) measured as of December 31, 1995 and December 31, 1994 to the amounts recognized in the Company's consolidated balance sheets at December 31, 1995 and 1994 is as follows:

                                             1995        1994
                                          ---------   ---------
        Retirees                          $   1,475   $   2,602
        Fully eligible active employees         997       1,146
        Other active employees                1,117         885
                                          ---------   ---------
        Accumulated benefit obligation        3,589       4,633
        Unrecognized prior service cost         100        (713)
        Unrecognized net gain                 1,475       1,114
                                          ---------   ---------
        Accrued APBO included in
          other liabilities               $   5,164   $   5,034
                                          =========   =========


     The accumulated benefit obligation for 1995 and 1994 was determined using the following assumptions:
                                1995                    1994
                         ------------------      ----------------
     Discount rate             7.25%                    8.5%
     Health care cost    9% for 1996             10% for 1995
     trend rate          graded down per         graded down per
                         year to 6% in the       year to 6% in the
                         year 2002, 5.5%         year 2002, 5.5%
                         thereafter              thereafter

     Net periodic cost of these benefits for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                            1995          1994          1993
                                         ---------     ---------     ---------
        Service cost-benefits earned
          during the period              $     161     $     171     $     148
        Interest cost on
          accumulated benefits                 349           363           470
        Net amortization                       (70)           42            61
        Curtailments                            -             68            -
                                         ---------     ---------     ---------
                                         $     440     $     644     $     679
                                         =========     =========     =========


PAGE

     The health care cost trend rate assumption does not have a significant effect on the amounts reported. For example, a 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1995, and the net periodic cost for the year then ended, by approximately 4% each.


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

     A summary of stock option activity during the years ended December 31, 1995, 1994 and 1993, is as follows:


                                            1992         1994           1993
                                         ---------     ----------    ---------
        Number of options to purchase
          common stock:
                Outstanding at
                  beginning of year      1,321,619     1,063,042     1,073,470
                Granted                     65,900       597,500        47,500
                Exercised                   (5,600)      (46,263)      (26,348)
                Expired                   (348,753)     (292,660)      (31,580)
                                         ---------      --------     ---------
        Outstanding at end of year       1,033,166     1,321,619     1,063,042
                                         =========     =========     =========
        Exercisable at end of year         388,999       641,408       666,594
                                         =========     =========     =========

     The exercise prices of options granted in 1995 ranged from $9.75 to $14.63. The exercise prices of options granted in 1994 ranged from $13.88 to $21.13 and the exercise price of options granted in 1993 ranged from $18.88 to $21.25. Options exercised were at prices of $11.38 to $20.25, in 1995, 1994 and 1993. During 1995, 476,600 options outstanding at the beginning of the year were repriced at $9.75. Options outstanding at December 31, 1995, are at prices ranging from $9.75 to $28.63.


PAGE

     Under certain stock incentive plans, the Company may grant the right to purchase restricted shares of its common stock. Such shares are subject to restriction on transfer and to repurchase by the Company at the original purchase price. The purchase price of restricted shares is determined by the Company and may be nominal. No restricted shares were granted in 1995, 1994 or 1993.

     At December 31, 1995, 558,672 shares were available under the stock option and incentive plans, of which 484,272 shares could be issued as restricted shares.


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



PAGE

Note 11--Commitments

Lease commitments

     In  connection  with  the  sale  of  Cleo,  the  Company renegotiated its long-term agreement for certain of its principal facilities. The initial lease term of this amended agreement runs through November 30, 2013, with one 10 year renewal option available. The basic rent under the lease contains scheduled rent increases every five years, including the renewal period. The lease contains a purchase option in 2005 (and again in 2010) at the fair market value of the properties at the date of exercise. As a condition of the lease, all property taxes, insurance costs and operating expenses are to be paid by the Company. For accounting purposes, this lease has been treated as a capital lease.

     The Company also leases additional manufacturing, distribution and administrative facilities, sales offices and personal property under noncancelable operating leases which expire on various dates through 2005. Certain of these leases contain renewal and escalating rental payment provisions as well as contingent payments based upon individual store sales.

     Rental expense for the years ended  December 31, 1995, 1994 and 1993,  on
all  real   and  personal   property,  was   $23,663,  $24,493   and  $20,297,
respectively.

     Minimum rental commitments under noncancelable leases as of December 31, 1995 are as follows:

                                           Capital    Operating
        Year ending December 31:            Lease       Lease
        -------------------------------   ---------   ---------
        1996                              $   3,100   $  11,870
        1997                                  3,100      10,388
        1998                                  3,100       5,848
        1999                                  3,100       3,399
        2000                                  3,152       1,890
        Thereafter                           56,680       1,019
                                          ---------   ---------
        Net minimum commitments              72,232   $  34,414
                                                      =========
            Less amount representing
              interest                       53,072
                                          ---------
        Present value of net minimum
          lease commitments               $  19,160
                                          =========




PAGE

Contract commitments

     The Company has several long-term customer sales agreements which require payments and credits for each of the years in the five-year period ended December 31, 2000, of $7,628, $5,950, $5,715, $3,913 and $2,986, respectively, and no payments and credits thereafter. These amounts are included as other current liabilities or other liabilities in the accompanying consolidated balance sheet as of December 31, 1995.


Employment agreements

     The Company has employment agreements with certain executives which provide for, among other things, minimum annual salaries adjusted for cost-of-living changes, continued payment of salaries in certain circumstances and incentive bonuses. Certain agreements further provide for employment termination payments, including payments contingent upon any person becoming the beneficial owner of 50% or greater of the Company's outstanding stock.


Note 12--Legal Proceedings

     In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In December 1994 the Court ruled that neither of the two named plaintiffs qualified as a class representative. Plaintiffs have filed an Amended Complaint naming a proposed substitute class representative, and a motion to certify a class, which the Company opposes, is pending. Like its predecessors in this litigation, the most recent complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed an Answer denying any wrongdoing and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company.

     On April 10, 1995, two purported class action lawsuits were commenced against the Company, its Chairman, President and Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of Ohio. The Complaints alleged violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. On August 1, 1995, the two lawsuits were consolidated and captioned In Re Gibson Greetings Securities Litigation II. On August 9, 1995, the plaintiffs filed a Consolidated Amended Class Action Complaint which restated the basic claims which had been presented in the original complaints. The Court has denied, at this stage, the Company's motion to dismiss the Consolidated Amended Complaint and also has conditionally denied the plaintiffs' motion to certify a class for purposes of class action treatment of the litigation. The Court will reconsider the class action certification motion at the conclusion of discovery. The Company intends to defend the action vigorously.
PAGE

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

     On March 6, 1996, two purported class actions were filed against the Company's directors (as well as certain former directors) and the Company in the New Castle County, Delaware Court of Chancery (Crandon Capital Partners v. Cooney, et al. and Weiss v. Lindberg, et al.). The Complaints allege that the individual defendants breached their fiduciary duties to the plaintiffs by refusing to negotiate in response to an acquisition proposal for the Company
by  American  Greetings  Corporation.    The  Complaints  seek  to require the
directors to do a number  of things, including pursuing merger  or acquisition
discussions with  American Greetings  and others.   The  Complaints also  seek
unspecified  damages  against  those  directors.    On March 20, 1996, a third
action, Krim, et al. v. Pezzillo et al., was filed in the same court. While it generally follows the allegations and demands of the other two Complaints, it specifically seeks injunctive relief against the exercise of the shareholder rights plan that has been a part of the Company's corporate governance for
nearly  ten  years.    While  the  Company  is  a named defendant in all three
actions, none of the Complaints appears to seek any other specific relief against the Company. The defendants intend to defend the suits vigorously.

     In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought included back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Firemen and Oilers, AFL-CIO Cases 9-CA-26706, 27660, 26875). On May 19, 1995, a unanimous panel of the United States Court of Appeals for the District of Columbia Circuit found that the strike was not an unfair labor practice strike and that a significant number of strikers had been permanently replaced and thus were not entitled to reinstatement or back pay. The Court remanded the case to the National Labor Relations Board for a factual determination on the issue of permanency with respect to approximately 52 replacements hired after June 29, 1989. Management does not believe that the outcome of this matter will result in a material adverse effect on the Company's net worth, total cash flows or operating results.

     In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.



PAGE

Note 13--Sale of Cleo, Inc.

     Effective November 15, 1995, the Company consummated its agreement to sell Cleo to CSS Industries, Inc. Total consideration to the Company amounted to approximately $133,074, consisting of $96,500 in cash, a note due and paid on January 29, 1996 for $24,574 and $12,000 which will be held in escrow for certain post-closing adjustments and indemnification obligations. In addition, the Company has been released from approximately $14,956 of third-party debt which will be retained by Cleo under its new owner. This transaction resulted in a loss of $54,471, net of taxes of $28,541, which has been included in operations for the year ended December 31, 1995.

     The following is a summary of Cleo's net assets as of November 14, 1995 and results of operations of Cleo for the period ended November 14, 1995 and for the year ended December 31, 1994:

                                            As of
                                      November 14, 1995
                                      -----------------
        Current assets                    $ 191,203
        Property and equipment, net          33,999
        Other assets, net                     1,087
                                          ---------
            Total assets                    226,289

        Current liabilities                  22,803
        Long-term debt, including
          current portion                    14,956
                                          ---------
        Net assets                        $ 188,530
                                          =========


                                        Period Ended          Year Ended
                                      November 14, 1995    December 31, 1994
                                      -----------------    -----------------
        Revenues                          $ 151,937            $ 189,387
                                          =========            =========
        Loss before income taxes          $ (17,110)           $ (36,922)
                                          =========            =========
        Net loss                          $ (12,446)           $ (22,646)
                                          =========            =========



PAGE

Note 14--Quarterly Financial Data - Actual and Pro Forma (Unaudited)

(Dollars in
thousands except       First      Second       Third      Fourth
per share amounts)    Quarter     Quarter     Quarter     Quarter     Year
                     --------    --------    --------    --------    --------
1995 (1)
- -------------------
Net sales            $100,164    $ 97,323    $144,121    $198,537    $540,145
Total revenues        100,287      97,470     144,323     198,741     540,821
Cost of products
  sold                 39,168      37,520      82,520     109,494     268,702
Other
 operating expenses    56,774      55,264     140,437      70,459     322,934
Interest expense, net   3,045       2,873       3,254       3,091      12,263
Net income (loss)         271         641     (55,208)      7,807     (46,489)
Net income
  (loss) per share       0.02        0.04       (3.41)       0.49       (2.86)

1994 (2)
- -------------------
Net sales            $ 93,187    $ 90,506    $152,881    $211,468    $548,042
Total revenues         93,429      90,648     153,026     211,692     548,795
Cost of products
  sold                 36,028      43,538      86,480     143,993     310,039
Other
 operating expenses    66,826      67,787      64,422      75,471     274,506
Interest expense, net   1,653       1,867       2,514       3,800       9,834
Net income (loss)     (10,843)    (16,933)        359      (1,186)    (28,603)
Net income
  (loss) per share      (0.67)      (1.05)       0.02       (0.07)      (1.77)

1995 Pro Forma (1) (3)
- -------------------
Net sales            $ 92,554    $ 87,369    $ 89,343    $118,947    $388,213
Total revenues         92,671      87,516      89,546     119,151     388,884
Cost of products
  sold                 32,943      29,059      38,383      48,149     148,534
Other
 operating expenses    49,306      47,467      45,463      59,678     201,914
Interest expense, net   2,253       2,185       2,216       1,918       8,572
Net income              4,582       4,940       1,937       4,817      16,276
Net income per share     0.28        0.31        0.12        0.29        1.00

1994 Pro Forma (3)
- -------------------
Net sales            $ 86,167    $ 84,310    $ 94,733    $ 93,449    $358,659
Total revenues         86,405      84,452      94,878      93,673     359,408
Cost of products
  sold                 31,621      28,815      41,900      47,283     149,619
Other
 operating expenses    49,827      53,154      53,375      65,250     221,606
Interest expense, net  10,237       8,024        (699)    (12,762)      4,800
Net income (loss)      (7,374)     (6,308)        701       3,301      (9,680)
Net income
  (loss) per share      (0.46)      (0.39)       0.05        0.20       (0.60)



     (1) The 1995 fourth quarter included lower expenses resulting from an adjustment to customer returns and allowances increasing net income (loss) by $2,545 or $.16 per share and higher expenses attributed to the full reserve of the Company's investment in Gibson de Mexico decreasing net income (loss) by $1,157 or $.07 per share.

     (2) The first three quarters of 1994 have been restated for the effects of derivative transactions discussed in Note 12. The derivatives' impact on net income (loss) and net income (loss) per share for the first three quarters of 1994 was as follows: reduced net loss $7,477 or $.46 per share in the first quarter; increased net loss $3,255 or $.20 per share in the second quarter; no impact in the third quarter.

     (3) The unaudited Quarterly Financial Data - Pro Forma is based upon the Statements of Operations of the Company for each of the four quarters and year ended December 31, 1995 and 1994 and gives effect to the sale of Cleo as if it had occurred as of January 1, 1994 after giving effect to the pro forma adjustments. Pro forma adjustments represent management fee allocations including legal, tax and administrative expenses that are not expected to be eliminated, reduction in interest expense as a result of prepayment of short-term debt with sale proceeds and additional commitment fees on the unused portion of the revolving credit facility and an increase in income tax resulting from the income tax on reversal of loss on sale of Cleo net of pro forma expenses. Senior notes were assumed not to be prepaid. The pro forma quarterly financial data referred to above does not purport to represent what the Company's financial position or results of operations actually would have been if the Sale, in fact, occurred on the dates referred to above or to project the Company's results of operations for any period. This pro forma quarterly financial data should be read in conjunction with the consolidated financial statements and notes thereto.

PAGE

Independent Auditors' Report





To the Board of Directors and
Stockholders of Gibson Greetings, Inc.
Cincinnati, Ohio



     We have audited the accompanying consolidated balance sheets of Gibson Greetings, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Companies at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP





Cincinnati, Ohio
February 14, 1996


PAGE

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Not Applicable.

PAGE

                             PART III

     Except as set forth below, the information required by this Part is included in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Stockholders, and is incorporated by reference herein.


Item 10.  Directors and Executive Officers of the Registrant

 The Executive Officers of the Company (at March 1, 1996) are as follows:

        Name                      Age             Title
        -------------------       ---             ----------------------------
        Albert R. Pezzillo         67             Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer

        William L. Flaherty        47             Vice President, Finance and
                                                  Chief Financial Officer

        Stephen M. Sweeney         59             Vice President, Human
                                                  Resources

        Gregory Ionna              44             Executive Vice President,
                                                  Sales and Marketing -
                                                  Gibson Card Division


     ALBERT R. PEZZILLO. Mr. Pezzillo has been Chairman of the Board and Chief Executive Officer of the Company since February 1996. He was a business consultant from 1990 until 1996 after his retirement in 1990 from his position as Senior Vice President of American Home Products Corporation, a manufacturer and marketer of ethical pharmaceuticals, medical supplies and hospital, consumer health care, food and household products. Prior to joining American Home Products in 1981, he held a variety of executive positions with Warner Lambert Company and Colgate Palmolive Company. Mr. Pezzillo became a director of the Company in April 1990.

     WILLIAM L. FLAHERTY. Mr. Flaherty has been Senior Vice President, Finance and Chief Financial Officer of the Company since November 1993. Prior to that time, he served as Vice President and Corporate Treasurer of FMR Corp., the parent company of Fidelity Investments Group, a mutual fund management and discount stock brokerage firm (1989 - 1992) and as Vice President and Treasurer of James River Corporation, an integrated manufacturer of pulp, paper and converted paper and plastic products (1987 - 1989).


PAGE

     STEPHEN M. SWEENEY. Mr. Sweeney joined the Company as Vice President, Human Resources in 1987. He held similar positions with Coca Cola Enterprises, Inc. from 1985 until 1987, the Tribune Company from 1983 until 1985 and Contel, Inc. from 1976 to 1983.

     GREGORY IONNA. Mr. Ionna has been Executive Vice President, Sales and Marketing - Gibson Card Division since September 1993. Prior to that he served in various capacities within the Sales and Marketing functions of the Company .

 Officers serve with the approval of the Board of Directors.


PAGE

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     a) The following documents are filed as part of this report:


     1. Financial Statements:

    Page
   Herein  Financial Statement
   ------  ---------------------------------------------------------
     13    Consolidated Statements of Operations for the years ended
            December 31, 1995, 1994 and 1993

     14    Consolidated Balance Sheets as of December 31, 1995 and 1994

     15    Consolidated Statements of Cash Flows for the years ended
            December 31, 1995, 1994 and 1993

     16    Consolidated  Statements of  Changes in  Stockholders' Equity
            for the years ended December 31, 1995, 1994 and 1993

     17    Notes to Consolidated Financial Statements

     32    Independent Auditors' Report


     2. Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:

        Schedules Filed:

    Page
   Herein  Schedule
   ------  ---------------------------------------------------------
     36    Valuation and Qualifying Accounts




PAGE

     3.  Exhibits:    See  Index  of  Exhibits  (page 37) for a listing of all
          exhibits filed with this annual report on Form 10-K


     b) Reports on Form 8-K:   The Company filed the following reports on Form
                               8-K  with  the  Securities  and  Exchange
                               Commission during the quarter ended
                               December 31, 1995:

                               (i) Form 8-K  filed October  6, 1995  (date of
                                   report:  October 3, 1995) announcing a
                                   definitive agreement to sell Cleo, Inc.
                                   (Items 5 and 7)

                              (ii) Form  8-K filed  November 30,  1995 (date
                                   of report:  November 15, 1995), and related
                                   Form 8-K/A (Amendment No. 1)  filed
                                   December 4, 1995, in connection with the sale of Cleo, Inc. (Items 2 and 7); the following financial statements were filed with these reports:

                                   - Pro Forma Condensed Consolidated
                                       Financial Statements - Summary

                                   - Pro Forma Condensed Consolidated Balance
                                       Sheet as of September 30, 1995

                                   - Pro Forma Condensed Consolidated
                                       Statement of Operations for the Nine
                                       Months Ended September 30, 1995

                                   - Pro Forma Condensed Consolidated
                                       Statement of Operations for the Year
                                       Ended December 31, 1994

                                   - Notes to Pro Forma Financial Information

PAGE

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of March 1996.

                                Gibson Greetings, Inc.

                                By      /s/ Albert R. Pezzillo
                                        -----------------------
                                        Albert R. Pezzillo
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of the 28th day of March 1996.


             Signature                  Title
            ----------                  -----
                                        Chairman of the Board,
            /s/ Albert R. Pezzillo      Chief Executive Officer
            -------------------------
            Albert R. Pezzillo          (principal executive officer)

                                        Senior Vice President, Finance
            /s/ William L. Flaherty     Chief Financial Officer
            -------------------------
            William L. Flaherty         (principal financial and
                                         accounting officer)

            /s/ Charles D. Lindberg
            -------------------------
            Charles D. Lindberg          Director


            -------------------------
            Benjamin J. Sottile          Director

            /s/ Frank Stanton
            -------------------------
            Frank Stanton                Director

            /s/ Charlotte St. Martin
            -------------------------
            Charlotte St. Martin         Director


            /s/ C. Anthony Wainwright
            -------------------------
            C. Anthony Wainwright        Director

PAGE

GIBSON GREETINGS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
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
Deducted from
  trade receivables

Allowance for
 doubtful accounts:
   Twelve months
    ended 12/31/95       $   12,653     $   6,606      $       -      $    6,954 (A)  $   12,305
   Twelve months
    ended 12/31/94           10,601        13,886              -          11,834 (A)      12,653
   Twelve months
    ended 12/31/93            7,515         4,188              -           1,102 (A)      10,601
Allowance for sales
 returns, allowances
 and cash discounts:
   Twelve months
    ended 12/31/95           54,742         97,445             -         105,214 (B)      46,973
   Twelve months
    ended 12/31/94           42,918        121,450             -         109,626 (B)      54,742
   Twelve months
    ended 12/31/93           45,902         89,987             -          92,971 (B)      42,918

[FN]
- --------------------

     (A) Accounts judged to be uncollectible and charged to reserve, net of recoveries.

     (B) Includes actual cash discounts taken by customers and sales returns and allowances granted to customers, all of which were charged to the reserve.


PAGE

Index of Exhibits

 Exhibit
 Number      Description
 -------     -----------------------------------------------------------------

   3(a)      Restated Certificate of Incorporation as amended (*1)

   3(b)      Bylaws (*2)

   4(a)      Article 4.01 of Restated Certificate of Incorporation (included in
             Exhibit 3(a))

   4(b)      Rights Agreement dated as of December 4, 1987, between
             Gibson Greetings, Inc. and The First National Bank of Boston, Rights Agent, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (*3)

  10(a) Lease Agreement dated January 25, 1982 between Corporate Property Associates 2 and Corporate Property Associates 3 and Gibson Greeting Cards, Inc. (*4)

  10(b)      Amendment dated June 25, 1985, to Lease Agreement, dated
             January 25, 1982, by and between Corporate Property Associates 2 and Corporate Property Associates 3 and Gibson Greeting Cards, Inc. (*5)

  10(c) Credit Agreement, dated as of April 26, 1993, by and among Gibson Greetings, Inc.; Bankers Trust Company; The Bank of New York; Mellon Bank, N.A.; The Fifth Third Bank; Harris Trust and Savings Bank; NBD Bank, N.A.; Royal Bank of Canada; The Sanwa Bank, Ltd.; Society National Bank; Union Bank of Switzerland; Wachovia Bank of Georgia, N.A.; and Bankers Trust Company, as agent (*6)

  10(d) Form of Note Agreement between Gibson Greetings, Inc. and Connecticut Mutual Life, The Minnesota Mutual Life Insurance Company, The Reliable Life Insurance Company, Federated Life Insurance Company, The Variable Annuity Life Insurance Company and Nationwide Life Insurance Company, dated May 15, 1991 (*7)

  10(e)      Executive Compensation Plans and Arrangements

             (i) 1982 Stock Option Plan (*2)

             (ii) 1983 Stock Option Plan (*2)

             (iii) 1985 Stock Option Plan (*2)

             (iv) 1987 Stock Option Plan (*2)

             (v) 1989 Stock Option Plan (*2)

             (vi) 1989 Stock Option Plan for Nonemployee Directors (*2)

             (vii) 1991 Stock Option Plan (*2)

             (viii) Employment Agreement with Thomas M. Cooney (*8)
PAGE

             (ix) Form of Second Amendment to Employment Agreement with Thomas
                  M. Cooney (*1)

             (x) Employment Agreement between Gibson Greetings, Inc. and
                 Benjamin J. Sottile, dated April 1, 1993 (*6)

             (xi) ERISA Makeup Plan (*9)

             (xii) Supplemental Executive Retirement Plan (*9)

             (xiii) Agreements dated January 2, 1991 and December 10, 1993 between Gibson Greetings, Inc. and Stephen M. Sweeney (*2)

             (xiv) Agreement dated November 18, 1993 between Gibson Greetings,
                   Inc. and William L. Flaherty (*2)

             (xv) Agreement dated November 21, 1994 between Gibson Greetings,
                  Inc. and Nelson J. Rohrbach (*10)

             (xvi) Agreement dated June 16, 1995 between Cleo, Inc. and Nelson
                   J. Rohrbach (*11)

             (xvii) Agreement dated November 17, 1995 between Gibson
                    Greetings, Inc. and Stephen M. Sweeney

PAGE

 Exhibit
 Number      Description
 -------     -----------------------------------------------------------------

             (xviii) Agreement dated November 21, 1995 between Gibson
                     Greetings, Inc. and William L. Flaherty

             (xix) Agreements dated January 2, 1991 and December 6, 1994 between Gibson Greetings, Inc. and Gregory Ionna

  10(f)      Stock Purchase Agreement (*12)

  10(g) Amendment dated November 15, 1995, to Lease Agreement, dated January 25, 1982, by and between Corporate Property Associates 2 and Corporate Associates 3 and Gibson Greetings, Inc.

  11         Computation of Income (Loss) per Share

  21         Subsidiaries of the Registrant

  23         Independent Auditors' Consent

  27         Financial Data Schedule (contained in EDGAR filing only)


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

       (6) The Company's Report on Form 10-Q for the quarter ended June
           30, 1993.

       (7) The Company's Report on Form 10-Q for the quarter ended June
           30, 1991.

       (8) The Company's Report on Form 10-K for the year ended December
           31, 1986.


PAGE

       (9) The Company's Report on Form 10-K for the year ended December
           31, 1992.

      (10) The Company's Report on Form 10-K/A (Amendment No.1) for the year ended December 31, 1994.

      (11) The Company's Report on Form 10-Q for the quarter ended June
           30, 1995.

      (12) The Company's Report on Form 8-K dated November 15, 1995, filed November 30, 1995.

- ----------------------

The Company will furnish to the Commission upon request its long-term debt instruments not listed above.

PAGE