Form 10-Q
period 1996-03-31
GIBSON GREETINGS INC
filed 1996-05-14
CIK 717829

PAGE

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                                FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,091,029 shares of common stock, par value $.01, outstanding at May 3, 1996.

PAGE

Part I., Item 1, Financial Statements

                            GIBSON GREETINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts)
                                 (Unaudited)

                                          March 31,   December 31,  March 31,
                                             1996         1995         1995
                                          ---------    ---------    ---------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                    $  48,910    $  15,555    $      -
  Note receivable                                -        24,574           -
  Trade receivables, net                     32,469       46,620       59,219
  Inventories                                69,012       68,303      153,888
  Income taxes receivable                    10,309       10,698           -
  Prepaid expenses                            3,667        4,054        6,160
  Deferred income taxes                      41,597       45,011       47,509
                                          ---------    ---------    ---------
    Total current assets                    205,964      214,815      266,776

PLANT AND EQUIPMENT, net                     89,573       90,813      116,230

DEFERRED INCOME TAXES                        14,986       14,745        8,653

OTHER ASSETS, net                           100,004      105,454       99,213
                                          ---------    ---------    ---------
                                          $ 410,527    $ 425,827    $ 490,872
                                          =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Debt due within one year                $   9,896    $  28,894    $  22,750
  Accounts payable                            9,597        7,995       17,174
  Income taxes payable                           -            -         3,183
  Other current liabilities                  69,415       71,642       67,678
                                          ---------    ---------    ---------
    Total current liabilities                88,908      108,531      110,785

LONG-TERM DEBT                               46,275       46,533       61,718

SALES AGREEMENT PAYMENTS DUE
 AFTER ONE YEAR                              17,299       18,564       20,598

OTHER LIABILITIES                            22,224       21,957       20,585
                                          ---------    ---------    ---------
      Total liabilities                     174,706      195,585      213,686
                                          ---------    ---------    ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                   -            -            -
  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                       -            -            -
  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,585,130 shares issued at March 31,
   1996 and December 31, 1995, and
   16,579,530 shares at March 31, 1995          166          166          166
  Paid-in capital                            46,050       46,041       46,011
  Retained earnings                         197,385      191,793      238,553
  Foreign currency adjustment                (1,829)      (1,807)      (1,598)
                                          ---------    ---------    ---------
                                            241,772      236,193      283,132
  Less treasury stock, at cost,
   494,601, shares at March 31,
   1996 and December 31, 1995 and
   489,701 shares at March 31, 1995           5,951        5,951        5,946
                                          ---------    ---------    ---------
    Total stockholders' equity              235,821      230,242      277,186
                                          ---------    ---------    ---------
                                          $ 410,527    $ 425,827    $ 490,872
                                          =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per share amounts)
                                 (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------

                                                          1996         1995
                                                       ---------    ---------
REVENUES                                               $  97,779    $ 100,287
                                                       ---------    ---------
COSTS AND EXPENSES:

  Operating expenses:

    Cost of products sold                                 34,338       39,168

    Selling, distribution and
     administrative expenses                              52,207       56,774
                                                       ---------    ---------
      Total operating expenses                            86,545       95,942
                                                       ---------    ---------
OPERATING INCOME                                          11,234        4,345
                                                       ---------    ---------
  Financing expenses:

    Interest expense                                       2,147        3,131
    Interest income                                         (658)         (86)
                                                       ---------    ---------
      Total financing expenses, net                        1,489        3,045
                                                       ---------    ---------
INCOME BEFORE INCOME TAXES                                 9,745        1,300

  Income taxes                                             4,149        1,029
                                                       ---------    ---------
NET INCOME                                             $   5,596    $     271
                                                       =========    =========

Net income per share                                   $    0.34    $     .02
                                                       =========    =========
Dividends per share                                    $      -     $      -
                                                       =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

PAGE

                            GIBSON GREETINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------

                                                          1996         1995
                                                       ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                            $  5,596    $     271
                                                       ---------    ---------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and write-down of display fixtures        5,482        5,865
    Loss on disposal of plant and equipment                  337        1,093
    Deferred income taxes                                  3,173          693
    Amortization of deferred costs and other
     other intangibles                                     6,295        5,652
    Change in assets and liabilities:
     Decrease in trade receivables, net                   14,151      138,580
     Increase in inventories                                (709)     (26,428)
     Decrease in income tax receivable                       389           -
     (Increase) decrease in prepaid expenses                 387         (441)
     Increase in other assets, net of amortization          (845)      (1,994)
     Increase (decrease) in accounts payable               1,602       (4,605)
     Decrease in income taxes payable                         -        (1,559)
     Decrease in other current liabilities                (2,227)     (19,312)
     Increase (decrease) in other liabilities               (998)         346
    All other, net                                            34         (358)
                                                       ---------    ---------
      Total adjustments                                   27,071       97,532
                                                       ---------    ---------
        Net cash provided by operating activities         32,667       97,803
                                                       ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                         (4,722)      (4,026)
  Proceeds from sale of plant and equipment                   83           97
  Collection of note receivable                           24,574           -
                                                       ---------    ---------
        Net cash provided by (used in)
         investing activities                             19,935       (3,929)
                                                       ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net decrease in short-term borrowings                  (18,998)     (94,450)
  Payments on long-term debt                                (258)      (1,437)
  Issuance of common stock                                     9           19
  Acquisition of common stock for treasury                    -            (6)
                                                       ---------    ---------
        Net cash used in financing activities            (19,247)     (95,874)
                                                       ---------    ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS           33,355       (2,000)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               15,555        2,000
                                                       ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD                  $  48,910    $      -
                                                       =========    =========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                           $     203    $   1,856
    Income taxes                                             588        1,895

[FN]
See accompanying notes to condensed consolidated financial statements.

PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended March 31, 1996 and 1995
                            (Amounts in thousands)
                                  (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1996, December 31, 1995 and March 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1996 presentation.


Note 2 - Seasonal Nature of Business

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.


Note 3 - Trade Receivables

Trade receivables consist of the following:

                                          March 31,   December 31,  March 31,
                                             1996         1995         1995
                                          ---------    ---------    ---------
Trade receivables                         $  84,320    $ 105,898    $ 116,373

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                      51,851       59,278       57,154
                                          ---------    ---------    ---------
                                          $  32,469    $  46,620    $  59,219
                                          =========    =========    =========


PAGE

Note 4 - Inventories

Inventories consist of the following:

                                          March 31,   December 31,  March 31,
                                             1996         1995         1995
                                          ---------    ---------    ---------
Finished goods                            $  51,328    $  47,967    $  92,451
Work-in-process                              10,329       12,409       16,879
Raw materials and supplies                    7,355        7,927       44,558
                                          ---------    ---------    ---------
                                          $  69,012    $  68,303    $ 153,888
                                          =========    =========    =========


Note 5 - Interest Expense

No interest was capitalized for the three-month periods ended March 31, 1996 and 1995.


Note 6 - Net Income Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income per share is as follows:


                                                       1996          1995
                                                    ----------    ----------
Three months ended March 31,                            16,285        16,090
                                                    ==========    ==========


Note 7 - Condensed Consolidated Statement of Operations - Pro Forma

                                                         Three Months Ended
                                                         March 31, 1995 (1)
                                                       ----------------------
     REVENUES                                                $  92,671
                                                             ---------
     COSTS AND EXPENSES:
       Operating expenses:
         Cost of products sold                                  32,943
         Selling, distribution and
          administrative expenses                               49,306
                                                             ---------
           Total operating expenses                             82,249
                                                             ---------
     OPERATING INCOME                                           10,422
                                                             ---------
       Financing expenses:
         Interest expense                                        2,339
         Interest income                                           (86)
                                                             ---------
           Total financing expenses, net                         2,253
                                                             ---------
PAGE

     INCOME BEFORE INCOME TAXES                                  8,169

       Income taxes                                              3,587
                                                             ---------
     NET INCOME                                              $   4,582
                                                             =========

     Net income per share                                    $    0.28
                                                             =========

(1) The unaudited Condensed Consolidated Statement of Operations - Pro Forma is based upon the Statement of Operations of the Company for the three months ended March 31, 1995 and gives effect to the sale in November 1995 of Cleo, Inc. (Cleo), the Company's wholly-owned gift wrap subsidiary, as if it had occurred as of January 1, 1995 after giving effect to the pro forma adjustments. Pro forma adjustments represent management fee allocations including legal, tax and administrative expenses that are not expected to be eliminated, reduction in interest expense as a result of prepayment of short-term debt with sale proceeds and additional commitment fees on the unused portion of the revolving credit facility and an increase in income tax resulting from the income tax on reversal of loss on sale of Cleo net of pro forma expenses. Senior notes were assumed not to be prepaid. The pro forma financial data set forth above does not purport to represent what the Company's financial position or results of operations actually would have been if the sale, in fact, occurred on the date referred to above. This pro forma financial data should be read in conjunction with the condensed consolidated financial statements and notes thereto contained herein, as well as the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Note 8 - Legal Matters

In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In December 1994 the Court ruled that neither of the two named plaintiffs qualified as a class representative. Plaintiffs filed an Amended Complaint naming a proposed substitute class representative, and a motion to certify a class which the Court also denied. Plaintiffs have sought reconsideration or, in the alternative, immediate appeal of that ruling. The most recent complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed an Answer denying any wrongdoing and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. The case currently is scheduled to be tried in December 1996.

PAGE

On April 10, 1995, two purported class action lawsuits were commenced against the Company, its then Chairman, President and Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of Ohio. The Complaints alleged violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. On August 1, 1995, the two lawsuits were consolidated and captioned In Re Gibson Greetings Securities Litigation II. On August 9, 1995, the plaintiffs filed a Consolidated Amended Class Action Complaint which restated the basic claims which had been presented in the original complaints. The Court has denied, at this stage, the Company's motion to dismiss the Consolidated Amended Complaint and also has conditionally denied the plaintiffs' motion to certify a class for purposes of class action treatment of the litigation. The Court will reconsider the class action certification motion at the conclusion of discovery. The Company intends to defend the action vigorously. Trial currently is scheduled for the Court's November 1996 term.

The  litigation  described  in  the  two  preceding paragraphs remain in early stages of proceedings. Accordingly, the Company presently is unable to predict the effect of the ultimate resolutions of these matters upon the Company's results of operations and cash flows; as of this date, however, Management does not expect that such resolutions would result in a material adverse effect upon the Company's total net worth, although a substantially unfavorable outcome could be material to such net worth.

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

PAGE

In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought included back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Firemen and Oilers, AFL-CIO Cases 9-CA-26706, 27660, 26875). On May 19, 1995, a unanimous panel of the United States Court of Appeals for the District of Columbia Circuit found that the strike was not an unfair labor practice strike and that a significant number of strikers had been permanently replaced and thus were not entitled to reinstatement or back pay. The Court remanded the case to the National Labor Relations Board for a factual determination on the issue of permanency with respect to approximately 52 replacements hired after June 29, 1989 and in early April, 1996, the Board directed further hearings on the matter. Management does not believe that the outcome of this matter will result in a material adverse effect on the Company's net worth total cash flows or annual operating results.

In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.


PAGE

Part I., Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

In mid-November 1995, the Company sold Cleo, Inc. (Cleo), its wholly-owned gift wrap subsidiary. In addition to gift wrap and related products, Cleo manufactured and sold Christmas cards and Valentines. Revenues of Cleo included in the condensed consolidated financial statements for the three months ended March 31, 1995 were $7.6 million. The results of operations for the three months ended March 31, 1995 included Cleo's results of operations. For comparative purposes, the discussion below presents results of operations for the three months ended March 31, 1995 on a pro forma basis, excluding Cleo, as well as on an historical basis. See Note 7 of Notes to Condensed Consolidated Financial Statements set forth in Item 1 for certain comparative pro forma data for the three months ended March 31, 1995.


Pro Forma Results of Operations - Three Months Ended March 31, 1996 Compared with Three Months Ended March 31, 1995

Revenues in the first quarter of 1996 increased 5.5% to $97.8 million from pro forma revenues of $92.7 million in the first quarter of 1995, reflecting increased domestic and international card sales combined with growth at The Paper Factory of Wisconsin, Inc. (The Paper Factory). Returns and allowances were 21.3% of sales for the three months ended March 31, 1996 compared to pro forma returns and allowances of 22.6% for the same period in 1995. The decrease represents the combination of a decrease in provision rates for seasonal and everyday returns and a decrease in long-term sales contract amortization due to fewer new sales contracts.

Total operating expenses were $86.5 million in the first quarter of 1996 representing a 5.2% increase from the total pro forma operating expenses in the first quarter of 1995. Cost of products sold, as a percent of revenues, was 35.1% versus pro forma cost of product sold, as a percent of revenues of 35.5% for the first quarter of 1995. The decrease was primarily due to a change in the product mix. Selling, distribution and administrative expenses, as a percent of revenues, increased to 53.4% in the first quarter of 1996 as compared to 53.2% in the first quarter of 1995, primarily due to the accrual of certain one-time contractual termination costs and related expenses for the Company's former Chief Executive Officer. Without this accrual, selling, distribution and administrative expenses would have decreased as a percentage of revenues due to cost control measures implemented in early 1995. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Interest expense, net, reflected lower average short-term borrowings in the first quarter of 1996 compared to the pro forma first quarter of 1995.

First quarter 1996 pretax income of $9.7 million compared with pro forma pretax income for 1995 of $8.2 million. The effective income tax rate was 42.6% for the first quarter of 1996 compared to a pro forma effective income tax rate of 43.9% for the first quarter of 1995.

PAGE

Net income for the first quarter of 1996 was $5.6 million compared with pro forma 1995 net income of $4.6 million.


Results of Operations - Three Months Ended March 31, 1996 Compared with Three Months Ended March 31, 1995

Revenues in the first quarter of 1996 decreased 2.6% to $97.6 million from revenues in the first quarter of 1995 reflecting the reduction of revenue as a result of the sale of Cleo partially offset by increased domestic and international card sales combined with growth at The Paper Factory. Returns and allowances were 21.3% of sales for the three months ended March 31, 1996 compared to returns and allowances of 21.5% for the same period in 1995.

Total operating expenses were $86.5 million in the first quarter of 1996 representing a 9.8% decrease from the total operating expenses in the first quarter of 1995. Cost of products sold, as a percent of revenues, was 35.1% versus cost of product sold, as a percent of revenues, of 39.1% for the first quarter of 1995. The decrease was primarily due to the sale of Cleo which resulted in a change in the Company's product mix which is now composed of higher margin products. Selling, distribution and administrative expenses, as a percent of revenues, were 53.4% versus 56.6% primarily due to the reduction of expenses as a result of the sale of Cleo and cost control measures implemented in early 1995, partially offset by the accrual of certain one-time contractual termination costs and related expenses for the Company's former Chief Executive Officer. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Interest expense, net, reflected lower average short-term borrowings in the first quarter of 1996 compared to the first quarter of 1995.

First quarter 1996 pretax income of $9.7 million compared with pretax income for 1995 of $1.3 million. The effective income tax rate was 42.6% for the first quarter of 1996 compared to an effective income tax rate of 79.2% for the first quarter of 1995.

Net income for the first quarter of 1996 was $5.6 million compared with 1995 net income of $.3 million.


Liquidity and Capital Resources

Cash flow from operating activities for the first three months of 1996 provided $32.7 million in cash compared to $97.8 million for the same period in 1995. The decrease from 1995 reflected a substantial reduction in trade receivables outstanding at the beginning of the year as a result of the disposition of Cleo. Cleo historically comprised the largest percentage of the Company's trade receivables at the beginning of the year. The significantly lower increase in inventory levels from the prior year also reflects the change from the previously necessary substantial build up of inventory for Cleo's Christmas season. The decline in other current liabilities reflects payments to customers under contracts, principally negotiated in 1994 and 1995 and fewer new conracts in 1996.

PAGE

Cash provided by investing activities in 1996 was $19.9 million compared to cash used in investing activities of $3.9 million in 1995. Capital expenditures for the full 1996 fiscal year are expected to be comparable to 1995.

Cash used in financing activities for the three months ended March 31, 1996 was $19.2 million compared to $95.9 million in 1995. The decrease reflects the repayment of lower short-term borrowing levels outstanding at December 31, 1995 compared to December 31, 1994.

On April 26, 1996, the Company entered into a $40.0 million, 364-day revolving
bank credit line  that will be  utilized for working  capital purposes.   This
credit line replaces the agreement that expired on April 26, 1996.

Management believes that its cash flow from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies. (See Note 8 of Notes to Condensed Consolidated Financial Statements)

With the sale of Cleo, the Company anticipates significantly lower short-term borrowing requirements in 1996 compared with the Company's historical levels. Capital expenditures for 1996 are expected to be consistent with historical trends for the remaining operating units. The note receivable outstanding at December 31, 1995 received in connection with the sale of Cleo was collected on January 29, 1996 and short-term debt at December 31, 1995 was repaid by mid-January utilizing cash flow from operations and proceeds from the sale of Cleo.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.


PAGE

Part II. Other Information

Item 1. Legal Proceedings

The information presented in Note 8 of Notes to Condensed Consolidated Financial Statements (Part I. Item 1.) is incorporated by reference in response to this Item.

Item 2. Changes In Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibit 27              Financial Data Schedule (contained in EDGAR filing
                            only).


b)  Reports on Form 8-K     Form 8-K filed February 15, 1996 (Date of Report:
                            February 19, 1996) announcing the Company's decision to remain independent and to seek a new
                            Chairman and Chief Executive Officer
                            (Items 5 and 7).


PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBSON GREETINGS, INC.

Date    May 14, 1996
                                       By:/s/ William L. Flaherty
                                          ------------------------
                                          William L. Flaherty
                                          Senior Vice President-Finance
                                          Principal Financial
                                          and Accounting Officer





PAGE