Form 10-Q
period 1996-06-30
GIBSON GREETINGS INC
filed 1996-08-13
CIK 717829

PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,140,279 shares of common stock, par value $.01, outstanding at August 7, 1996.





PAGE

 Part I. Item 1. Financial Statements

                          GIBSON GREETINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                                        June 30,    December 31,    June 30,
                                          1996          1995          1995
                                       ---------     ---------     ---------
ASSETS
Current assets:
  Cash and equivalents                 $  64,291     $  15,555     $   8,100
  Note receivable                             -         24,574            -
  Trade receivables, net                  19,570        46,620        38,321
  Inventories                             73,377        68,303       190,111
  Income tax receivable                    7,810        10,698            -
  Prepaid expenses                         3,196         4,054         5,873
  Deferred income taxes                   40,042        45,011        42,355
                                       ---------     ---------     ---------
     Total current assets                208,286       214,815       284,760
                                       ---------     ---------     ---------
Plant and equipment, net                  91,441        90,813       116,275
Deferred income taxes                     15,168        14,745         9,905
Other assets, net                         97,170       105,454        94,730
                                       ---------     ---------     ---------
                                       $ 412,065     $ 425,827     $ 505,670
                                       =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt due within one year             $   7,898     $  28,894     $  49,252
  Accounts payable                         8,883         7,995        17,859
  Income taxes payable                        -             -            222
  Other current liabilities               71,529        71,642        67,707
                                       ---------     ---------     ---------
     Total current liabilities            88,310       108,531       135,040
                                       ---------     ---------     ---------
Long-term debt                            41,139        46,533        52,474
Sales agreement payments due
  after one year                          17,568        18,564        19,333
Other liabilities                         23,131        21,957        20,873
                                       ---------     ---------     ---------
     Total liabilities                   170,148       195,585       227,720
                                       ---------     ---------     ---------
Stockholders' Equity:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                -             -             -

  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                    -             -             -

  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,602,528 shares issued at June 30,
   1996 and 16,585,130 shares issued at
   December 31, 1995 and 16,579,930
   shares at June 30, 1995                   166           166           166
  Paid-in capital                         46,218        46,041        46,033
  Retained earnings                      203,254       191,793       239,194
  Foreign currency adjustment             (1,770)       (1,807)       (1,497)
                                       ---------     ---------     ---------
                                         247,868       236,193       283,896
  Less treasury stock, at cost,
   494,601 shares at June 30, 1996
   and December 31, 1995 and 489,701
   shares at June 30, 1996                 5,951         5,951         5,946
                                       ---------     ---------     ---------
     Total stockholders' equity          241,917       230,242       277,950
                                       ---------     ---------     ---------
                                       $ 412,065     $ 425,827     $ 505,670
                                       =========     =========     =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                            ----------------------    ----------------------
                               1996         1995         1996         1995
                            ---------    ---------    ---------    ---------
Revenues                    $  88,585    $  97,470    $ 186,364    $ 197,757
                            ---------    ---------    ---------    ---------
Costs and expenses

  Operating expenses:

    Cost of products sold      31,106       37,520       65,444       76,688

    Selling, distribution
    and administrative
    expenses                   46,082       55,264       98,289      112,038
                            ---------    ---------    ---------    ---------
    Total operating
      expenses                 77,188       92,784      163,733      188,726
                            ---------    ---------    ---------    ---------

Operating income               11,397        4,686       22,631        9,031
                            ---------    ---------    ---------    ---------
  Financing expenses:

    Interest expense            1,835        3,012        3,982        6,143

    Interest income              (745)        (139)      (1,403)        (225)
                            ---------    ---------    ---------    ---------
    Total financing
      expenses, net             1,090        2,873        2,579        5,918
                            ---------    ---------    ---------    ---------
Income before
  income taxes                 10,307        1,813       20,052        3,113

    Income taxes                4,438        1,172        8,587        2,201
                            ---------    ---------    ---------    ---------
Net income                  $   5,869    $     641    $  11,465    $     912
                            =========    =========    =========    =========
Net income per share        $    0.36    $    0.04    $    0.70  $      0.06
                            =========    =========    =========    =========
Dividends per share         $      -     $      -     $      -     $      -
                            =========    =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                         $   11,465    $      912
                                                    ----------    ----------
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and write-down of display fixtures      10,867        11,512
   Loss on disposal of plant and equipment                 174         2,932
   Deferred income taxes                                 4,546         4,595
   Amortization of deferred costs and other
    intangibles                                         12,152        10,621
   Change in assets and liabilities:
      Decrease in trade receivables, net                27,050       159,478
      Increase in inventories                           (5,074)      (62,651)
      Decrease in income tax receivable                  2,888            -
      (Increase) decrease in prepaid expenses              858          (154)
      Increase in other assets, net of amortization     (3,868)       (2,480)
      Increase (decrease) in accounts payable              888        (3,920)
      Decrease in income taxes payable                      -         (4,520)
      Decrease in other current liabilities               (113)      (19,283)
      Increase (decrease)in other liabilities              178          (631)
   All other, net                                           30          (345)
                                                    ----------    ----------
           Total adjustments                            50,576        95,154
                                                    ----------    ----------
        Net cash provided by operating activities       62,041        96,066
                                                    ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                       (11,863)      (11,583)
 Proceeds from sale of plant and equipment                 197           219
 Collection of note receivable                          24,574            -
                                                    ----------    ----------
        Net cash provided by (used in)
           investing activities                         12,908       (11,364)
                                                    ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Net decrease in short-term borrowings                 (19,000)      (67,950)
 Payments on long-term debt, net                        (7,390)      (10,687)
 Issuance of common stock                                  177            41
 Acquisition of common stock for treasury                   -             (6)
                                                    ----------    ----------
       Net cash used in financing activities           (26,213)      (78,602)
                                                    ----------    ----------
NET INCREASE IN CASH AND EQUIVALENTS                    48,736         6,100

CASH AND EQUIVALENTS BEGINNING OF PERIOD                15,555         2,000
                                                    ----------    ----------
CASH AND EQUIVALENTS END OF PERIOD                  $   64,291    $    8,100
                                                    ==========    ==========

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                         $    2,021    $    4,797
   Income taxes                                          1,154         2,124

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended June 30, 1996 and 1995
              (Dollars in thousands except per share amounts)
                                  (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1996, December 31, 1995 and June 30, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-Based Compensation." This statement establishes expanded financial accounting and disclosure standards for stock-based compensation plans. SFAS No. 123 permits companies to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards and will disclose the required pro forma effect of compensation costs based on the fair value of the equity instrument awarded on net income and earnings per share.

Note 2 - Seasonal Nature of Business

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.

Note 3 - Trade Receivables

Trade receivables consist of the following:

                                           June 30,   December 31,   June 30,
                                             1996         1995         1995
                                          ---------    ---------    ---------
Trade receivables                         $  66,190    $ 105,898    $  81,436

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                      46,620       59,278       43,115
                                          ---------    ---------    ---------
                                          $  19,570    $  46,620    $  38,321
                                          =========    =========    =========

PAGE

Note 4 - Inventories

Inventories consist of the following:
                                           June 30,   December 31,   June 30,
                                             1996         1995         1995
                                          ---------    ---------    ---------
Finished goods                            $  52,083    $  47,967    $ 126,295
Work-in-process                              13,995       12,409       19,281
Raw materials and supplies                    7,299        7,927       44,535
                                          ---------    ---------    ---------
                                          $  73,377    $  68,303    $ 190,111
                                          =========    =========    =========

Note 5 - Interest Expense

There was no capitalized interest for the three and six month periods ended June 30, 1996 and 1995.

Note 6 - Net Income Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income per share is as follows:

                                                       1996          1995
                                                    ----------    ----------
Three months ended June 30,                             16,243        16,200
                                                    ==========    ==========

Six months ended June 30,                               16,264        16,149
                                                    ==========    ==========

Note 7 - Condensed Consolidated Statement of Operations - Pro Forma

                                      Three Months Ended      Six Months Ended
                                       June 30, 1995 (1)     June 30, 1995 (1)
                                       -----------------     -----------------
   REVENUES                              $  87,516               $ 180,187
                                          ---------               ---------
   COSTS AND EXPENSES:
     Operating expenses:
      Cost of products sold                 29,059                  62,002
      Selling, distribution and
        administrative expenses             47,467                  96,773
                                          ---------               ---------
        Total operating expenses            76,526                 158,775
                                          ---------               ---------
   OPERATING INCOME                         10,990                  21,412
                                          ---------               ---------
     Financing expenses:
      Interest expense                       2,324                   4,663
      Interest income                         (139)                   (225)
                                          ---------               ---------
        Total financing expenses,
          net                                2,185                   4,438
                                          ---------               ---------
   INCOME BEFORE INCOME TAXES                8,805                  16,974
     Income taxes                            3,865                   7,452
                                          ---------               ---------
   NET INCOME                            $   4,940               $   9,522
                                          =========               =========
   NET INCOME PER SHARE                  $    0.31               $    0.59
                                          =========               =========


(1) The unaudited Condensed Consolidated Statement of Operations - Pro Forma is based upon the Statement of Operations of the Company for the three and six months ended June 30, 1995 and gives effect to the sale in November 1995 of Cleo, Inc. (Cleo), the Company's wholly-owned gift wrap subsidiary, as if it had occurred as of January 1, 1995 after giving effect to the pro forma adjustments. Pro forma adjustments represent management fee allocations including legal, tax and administrative expenses that are not expected to be eliminated, reduction in interest expense as a result of prepayment of short-term debt with sale proceeds and additional commitment fees on the unused portion of the revolving credit facility and an increase in income tax resulting from the income tax on reversal of loss on sale of Cleo net of pro forma expenses. Senior notes were assumed not to be prepaid. The pro forma financial data set forth above does not purport to represent what the Company's financial position or results of operations actually would have been if the sale, in fact, occurred on the date referred to above. This pro forma financial data should be read in conjunction with the condensed consolidated financial statements and notes thereto contained herein, as well as the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 8 - Legal Matters

In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In December 1994 the Court ruled that neither of the two named plaintiffs qualified as a class representative. Plaintiffs filed an Amended Complaint naming a proposed substitute class representative, and a motion to certify a class which the Court also denied. Plaintiffs have sought reconsideration or, in the alternative, immediate appeal of that ruling. The most recent complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed an Answer denying any wrongdoing and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. The Company also has filed a motion to dismiss, which is pending. The case currently is scheduled to be tried in December 1996.

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

PAGE

In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility. Remedies sought included back pay from August 8, 1989 and reinstatement of employment for approximately 200 employees (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Firemen and Oilers, AFL-CIO Cases 9-CA-26706, 27660, 26875). On May 19, 1995, a unanimous panel of the United States Court of Appeals for the District of Columbia Circuit found that the strike was not an unfair labor practice strike and that a significant number of strikers had been permanently replaced and thus were not entitled to reinstatement or back pay. The Court remanded the case to the National Labor Relations Board for a factual determination on the issue of permanency with respect to approximately 52 replacements hired after June 29, 1989. On August 2, 1996 a decision was rendered dismissing the remaining charges and finding that the strikers were permanently replaced. If no exceptions to this ruling are filed prior to August 30, 1996, the decision will become final and the matter will be concluded. Management does not believe that the outcome of this matter will result in a material adverse effect on the Company's net worth, total cash flows or annual operating results.

In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.


PAGE

Part I., Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations


In mid-November 1995, the Company sold Cleo, Inc. (Cleo), its wholly-owned gift wrap subsidiary. In addition to gift wrap and related products, Cleo manufactured and sold Christmas cards and Valentines. Revenues of Cleo included in the condensed consolidated financial statements for the three and six months ended June 30, 1995 were $10.0 million and $17.6 million, respectively. The results of operations for the three and six months ended June 30, 1995 included Cleo's results of operations. For comparative purposes, the discussion below presents results of operations for the three and six months ended June 30, 1995 on a pro forma basis, excluding Cleo, as well as on an historical basis. See Note 7 of Notes to Condensed Consolidated Financial Statements set forth in Item 1 for certain comparative pro forma data for the three and six months ended June 30, 1995.


Pro Forma Results of Operations - Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995


Revenues in the second quarter of 1996 increased 1.2% to $88.6 million from pro forma revenues of $87.5 million in the second quarter of 1995, reflecting growth at The Paper Factory of Wisconsin, Inc. (The Paper Factory) and higher international greeting card sales partially offset by a modest decline in domestic greeting card sales. The decline in domestic greeting card sales resulted from a volume decrease largely due to the previously announced 1995 loss of a major greeting card customer, however, this was substantially offset by new rooftops and increased selling prices. Returns and allowances were 18.0% of sales for the three months ended June 30, 1996 compared to pro forma returns and allowances of 15.1% for the same period in 1995. The increase in returns and allowances represents higher provisions for seasonal and everyday returns as well as higher long-term sales contract amortization due to new sales contracts.

Total operating expenses were $77.2 million in the second quarter of 1996 representing a .9% increase from the total pro forma operating expenses in the second quarter of 1995. Cost of products sold as a percent of revenues was 35.1% versus pro forma cost of product sold as a percent of revenues of 33.2% for the second quarter of 1995. The increase was primarily due to a change in the product mix and higher customer allowances. Selling, distribution and administrative expenses as a percent of revenues decreased to 52.0% in the second quarter of 1996 as compared to 54.2% in the second quarter of 1995, primarily due to a one-time cancellation payment from a former customer of $2.5 million partially offset by new store operating expenses at The Paper Factory and non-recurring charges. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Interest expense, net reflected no short-term borrowings, reduced long-term debt and increased interest income on invested balances in the second quarter of 1996 compared to the pro forma second quarter of 1995.

PAGE

Second quarter 1996 pretax income of $10.3 million compared with pro forma pretax income for 1995 of $8.8 million. The effective income tax rate was 43.1% for the second quarter of 1996 compared to a pro forma effective income tax rate of 43.9% for the second quarter of 1995.

Net income for the second quarter of 1996 was $5.9 million compared with pro forma 1995 net income of $4.9 million.


Pro Forma Results of Operations - Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995


Revenues for the six months ended June 30, 1996 increased 3.4% to $186.4 million from pro forma revenues of $180.2 million for the six months ended June 30, 1995, reflecting growth at The Paper Factory and higher international greeting card sales partially offset by a modest decline in domestic greeting card sales. The decline in domestic greeting card sales resulted from a volume decrease largely due to the previously announced 1995 loss of a major greeting card customer, however, this was substantially offset by new rooftops and increased selling prices. Returns and allowances were 19.8% of sales for the six months ended June 30, 1996 compared to pro forma returns and allowances of 19.2% for the same period in 1995. The increase in returns and allowances represents higher provisions for seasonal and everyday returns as well as higher long-term sales contract amortization due to new sales contracts.

Total operating expenses were $163.7 million for the six months ended June 30, 1996 representing a 3.1% increase from the total pro forma operating expenses for the six months ended June 30, 1995. Cost of products sold as a percent of revenues was 35.1% versus pro forma cost of product sold as a percent of revenues of 34.4% for the six months ended June 30, 1995. The increase was primarily due to a change in the product mix and higher customer allowances. Selling, distribution and administrative expenses as a percent of revenues decreased to 52.7% for the six months ended June 30, 1996 as compared to 53.7% for the six months ended June 30, 1995, primarily due to cost control measures partially offset by new store operating expenses at The Paper Factory. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Interest expense, net reflected lower average short-term borrowings, reduced long-term debt and increased interest income on invested balances for the six months ended June 30, 1996 compared to the pro forma for the six months ended June 30, 1995.

For the six months ended June 30, 1996 pretax income of $20.1 million compared with pro forma pretax income for 1995 of $17.0 million. The effective income tax rate was 42.8% for the six months ended June 30, 1996 compared to a pro forma effective income tax rate of 43.9% for the six months ended June 30, 1995.

Net income for the six months ended June 30, 1996 was $11.5 million compared with pro forma 1995 net income of $9.5 million.


Results of Operations - Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995


PAGE

Revenues in the second quarter of 1996 decreased 9.1% to $88.6 million from revenues in the second quarter of 1995 reflecting the reduction of revenue as a result of the sale of Cleo and a modest decline in domestic greeting card sales, partially offset by growth at The Paper Factory and increased international greeting card sales. Returns and allowances were 18.0% of sales for the three months ended June 30, 1996 compared to returns and allowances of 14.0% for the same period in 1995. The increase represents the combination of an increase in provisions for seasonal and everyday returns and an increase in long-term sales contract amortization due to new sales contracts.

Total operating expenses were $77.2 million in the second quarter of 1996 representing a 16.8% decrease from the total operating expenses in the second quarter of 1995. Cost of products sold as a percent of revenues was 35.1% versus cost of product sold as a percent of revenues of 38.5% for the second quarter of 1995. The decrease was primarily due to the sale of Cleo which resulted in a change in the Company's product mix which now consists of higher margin products. Selling, distribution and administrative expenses as a percent of revenues were 52.0% versus 56.7% primarily due to the reduction of expenses as a result of the sale of Cleo, a one-time cancellation payment from a former customer of $2.5 million partially offset by new store operating expenses at The Paper Factory and non-recurring charges. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Interest expense, net reflected no short-term borrowings, reduced long-term debt and increased interest income on invested balances in the second quarter of 1996 compared to the second quarter of 1995.

Second quarter 1996 pretax income of $10.3 million compared with pretax income for 1995 of $1.8 million. The effective income tax rate was 43.1% for the second quarter of 1996 compared to an effective income tax rate of 64.6% for the second quarter of 1995.

Net income for the second quarter of 1996 was $5.9 million compared with 1995 net income of $.6 million.


Results of Operations - Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995


Revenues for the six months ended June 30, 1996 decreased 5.8% to $186.4 million from revenues of $197.8 million for the six months ended June 30, 1995 reflecting the reduction of revenue as a result of the sale of Cleo and a modest decline in domestic greeting card sales, partially offset by growth at The Paper Factory and increased international greeting card sales. Returns and allowances were 19.8% of sales for the six months ended June 30, 1996 compared to returns and allowances of 18.0% for the same period in 1995. The increase represents the combination of an increase in provisions for seasonal and everyday returns and an increase in long-term sales contract amortization due to new sales contracts.

PAGE

Total operating expenses were $163.7 million for the six months ended June 30, 1996 representing a 13.2% decrease from the total operating expenses for the six months ended June 30, 1995. Cost of products sold as a percent of revenues was 35.1% versus cost of product sold as a percent of revenues of 38.8% for the six months ended June 30, 1995. The decrease was primarily due to the sale of Cleo which resulted in a change in the Company's product mix which is now composed of higher margin products. Selling, distribution and administrative expenses as a percent of revenues were 52.7% versus 56.7% primarily due to the reduction of expenses as a result of the sale of Cleo and partially offset by new store operating expenses at The Paper Factory. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Interest expense, net reflected lower average short-term borrowings, reduced long-term debt and increased interest income on invested balances for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

For the six months ended June 30, 1996 pretax income of $20.1 million compared with pretax income for 1995 of $3.1 million. The effective income tax rate was 42.8% for the six months ended June 30, 1996 compared to an effective income tax rate of 70.7% for the six months ended June 30, 1995.

Net income for the six months ended June 30, 1996 was $11.5 million compared with 1995 net income of $.9 million.


Liquidity and Capital Resources


Cash flow from operating activities for the first six months of 1996 provided $62.0 million in cash compared to $96.1 million for the same period in 1995. The decrease from 1995 reflected a substantial reduction in trade receivables outstanding at the beginning of the year as a result of the disposition of Cleo. Cleo historically comprised the largest percentage of the Company's trade receivables at the beginning of the year. The significantly lower increase in inventory levels from the prior year also reflects the change from the previously necessary substantial build up of inventory for Cleo's Christmas season. The decline in other current liabilities reflects payments to customers under contracts, principally negotiated in 1994 and 1995 and fewer new contracts in 1996.

Cash provided by  investing activities in  1996 was $12.9  million compared to cash used in investing activities of $11.4 million in 1995. Capital expenditures for the full 1996 fiscal year are expected to be comparable to 1995.

Cash used in financing activities for the six months ended June 30, 1996 was $26.2 million compared to $78.6 million in 1995. The decrease reflects the repayment of lower short-term borrowing levels outstanding at December 31, 1995 compared to December 31, 1994.

On April 26, 1996, the Company entered into a $40.0 million, 364-day revolving
bank credit line  that will be  utilized for working  capital purposes.   This
credit line replaces the agreement that expired on April 26, 1996.

PAGE

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held May 23, 1996 for the following purposes:

To elect three directors;

To approve the Gibson Greetings, Inc. 1996 Nonemployee Director Stock Plan.

The results of the matters voted on are as follows:

                                            Against
                                              or                      Broker
                                  For      Withheld   Abstentions    Non-Votes
                              ----------   --------   -----------    ---------
Election of Directors:
   Charles D. Lindberg        13,338,202   2,072,171           -            -
   Albert R. Pezzillo         13,329,844   2,080,529           -            -
   C. Anthony Wainwright      13,340,907   2,069,466           -            -

The 1996 Nonemployee
   Director Stock Plan        13,558,156   1,793,476       58,741           -


Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibit 10(a)                     Form of Credit Agreement dated
                                      as of April 26, 1996 by and among
                                      Gibson Greetings, Inc.; The Lenders
                                      Party Thereto and The Bank of New
                                      York, as Agent

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


                                       GIBSON GREETINGS, INC.


Date: August 13, 1996                  By:/s/ William L. Flaherty
                                          ------------------------
                                          William L. Flaherty
                                          Vice President-Finance
                                          Principal Financial
                                          and Accounting Officer



PAGE