Form 10-Q
period 1996-09-30
GIBSON GREETINGS INC
filed 1996-11-13
CIK 717829

PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,146,979 shares of common stock, par value $.01, outstanding at November 6, 1996.





PAGE

 Part I. Item 1. Financial Statements

                          GIBSON GREETINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                                     September 30,  December 31, September 30,
                                          1996          1995          1995
                                      ----------     ----------   ----------
ASSETS
Current assets:
  Cash and equivalents                 $  60,713     $  15,555     $   1,100
  Note receivable                             -         24,574            -
  Trade receivables, net                  26,406        46,620        96,402
  Inventories                             74,188        68,303       184,490
  Income taxes receivable                 11,273        10,698        24,678
  Prepaid expenses                         3,499         4,054         5,946
  Deferred income taxes                   42,143        45,011        45,239
                                       ---------     ---------     ---------
     Total current assets                218,222       214,815       357,855
                                       ---------     ---------     ---------
Plant and equipment, net                  94,413        90,813       112,916
Deferred income taxes                     13,529        14,745         8,942
Other assets, net                         92,833       105,454        96,457
                                       ---------     ---------     ---------
                                       $ 418,997     $ 425,827     $ 576,170
                                       =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt due within one year             $   7,899     $  28,894     $  79,253
  Accounts payable                        11,014         7,995        22,619
  Other current liabilities               74,244        71,642        75,489
  Accrued loss on sale of Cleo, Inc.         -             -          82,758
                                       ---------     ---------     ---------
     Total current liabilities            93,157       108,531       260,119
                                       ---------     ---------     ---------
Long-term debt                            40,867        46,533        52,093
Sales agreement payments due
  after one year                          15,390        18,564        19,912
Other liabilities                         21,003        21,957        21,328
                                       ---------     ---------     ---------
     Total liabilities                   170,417       195,585       353,452
                                       ---------     ---------     ---------
Stockholders' Equity:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                -             -             -

  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                    -             -             -

  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,638,380 shares issued at September
   30, 1996, 16,585,130 shares issued at
   December 31, 1995 and 16,579,930
   shares at September 30, 1995              166           166           166
  Paid-in capital                         46,628        46,041        46,050
  Retained earnings                      207,308       191,793       183,986
  Foreign currency adjustment                429        (1,807)       (1,538)
                                       ---------     ---------     ---------
                                         254,531       236,193       228,664
  Less treasury stock, at cost,
   494,601 shares at September 30,1996
   and December 31, 1995 and 489,701
   shares at September 30, 1995            5,951         5,951         5,946
                                       ---------     ---------     ---------
     Total stockholders' equity          248,580       230,242       222,718
                                       ---------     ---------     ---------
                                       $ 418,997     $ 425,827     $ 576,170
                                       =========     =========     =========

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands except per share amounts)
                                (Unaudited)
                              Three Months Ended        Nine Months Ended
                                 September 30,             September 30,
                            ----------------------    ----------------------
                               1996         1995         1996         1995
                            ---------    ---------    ---------    ---------
Revenues                    $  92,551    $ 144,323    $ 278,915    $ 342,080
                            ---------    ---------    ---------    ---------
Costs and expenses

  Operating expenses:

    Cost of products sold      38,721       82,520      104,165      159,208

    Selling, distribution
    and administrative
    expenses                   50,710       57,679      148,999      169,717

    Loss on sale of
    Cleo, Inc.                     -        82,758           -        82,758
                            ---------    ---------    ---------    ---------
    Total operating
      expenses                 89,431      222,957      253,164      411,683
                            ---------    ---------    ---------    ---------

Operating income (loss)         3,120      (78,634)      25,751      (69,603)
                            ---------    ---------    ---------    ---------
  Financing expenses:

    Interest expense            1,812        3,386        5,794        9,529

    Interest income              (910)        (132)      (2,313)        (357)
                            ---------    ---------    ---------    ---------
    Total financing
      expenses, net               902        3,254        3,481        9,172
                            ---------    ---------    ---------    ---------
Income (loss) before
  income taxes                  2,218      (81,888)      22,270      (78,775)

    Income taxes               (1,836)     (26,680)       6,751      (24,479)
                            ---------    ---------    ---------    ---------
Net income (loss)           $   4,054    $ (55,208)   $  15,519    $ (54,296)
                            =========    =========    =========    =========
Net income (loss)
  per share                 $    0.25    $   (3.41)   $    0.95    $   (3.35)
                            =========    =========    =========    =========
Dividends per share         $      -     $      -     $      -     $      -
                            =========    =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                          GIBSON GREETINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                       Nine Months Ended
                                                          September 30,
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $   15,519    $  (54,296)
                                                    ----------    ----------
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and write-down of display fixtures      16,067        17,279
   Loss on disposal of plant and equipment                 433         3,424
   Deferred income taxes                                 4,084         2,674
   Loss on sale of Cleo, Inc.                               -         82,758
   Amortization of deferred costs and other
    intangibles                                         17,863        14,004
   Change in assets and liabilities:
      Decrease in trade receivables, net                20,214       101,397
      Increase in inventories                           (5,885)      (57,030)
      Increase in income tax receivable                   (575)      (24,678)
      (Increase) decrease in prepaid expenses              555          (227)
      Increase in other assets, net of amortization     (5,242)       (7,590)
      Increase in accounts payable                       3,019           840
      Decrease in income taxes payable                      -         (4,742)
      Increase (decrease) in other current
        liabilities                                      2,602       (11,501)
      Increase (decrease)in other liabilities           (4,132)          403
   All other, net                                        2,198          (351)
                                                    ----------    ----------
           Total adjustments                            51,201       116,660
                                                    ----------    ----------
        Net cash provided by operating activities       66,720        62,364
                                                    ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                       (20,302)      (14,655)
 Proceeds from sale of plant and equipment                 240           361
 Collection of note receivable                          24,574            -
                                                    ----------    ----------
        Net cash provided by (used in)
           investing activities                          4,512       (14,294)
                                                    ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Net decrease in short-term borrowings                 (19,000)      (37,950)
 Payments on long-term debt, net                        (7,661)      (11,072)
 Issuance of common stock                                  587            58
 Acquisition of common stock for treasury                   -             (6)
                                                    ----------    ----------
       Net cash used in financing activities           (26,074)      (48,970)
                                                    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         45,158          (900)

CASH AND EQUIVALENTS BEGINNING OF PERIOD                15,555         2,000
                                                    ----------    ----------
CASH AND EQUIVALENTS END OF PERIOD                  $   60,713    $    1,100
                                                    ==========    ==========

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                         $    2,155    $    6,631
   Income taxes                                          3,241         2,266

[FN]
See accompanying notes to condensed consolidated financial statements.
PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Nine Months Ended September 30, 1996 and 1995
               (Dollars in thousands except per share amounts)
                                 (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1996, December 31, 1995 and September 30, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

The Company began the process of liquidating Gibson de Mexico, S.A. de C.V. (Gibson de Mexico), its majority-owned Mexican subsidiary. In connection with the liquidation, the Company recognized a pretax charge of $2,107 in the third quarter to cover certain liquidation costs and recognized an income tax benefit of $3,673. Net income increased $1,566 or $.10 per share due to the liquidation.

Note 2 - Seasonal Nature of Business

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.

PAGE

Note 3 - Trade Receivables

Trade receivables consist of the following:

                                    September 30,  December 31,  September 30,
                                       1996            1995          1995
                                     ----------     ----------     ----------
Trade receivables                    $  75,176      $ 105,898      $ 146,271

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                 48,770         59,278         49,869
                                      ---------      ---------      ---------
                                     $  26,406      $  46,620      $  96,402
                                      =========      =========      =========

Note 4 - Inventories

Inventories consist of the following:

                                    September 30,  December 31,  September 30,
                                       1996            1995          1995
                                     ----------      ---------     ----------
Finished goods                       $  56,159      $  47,967      $ 137,004
Work-in-process                         11,884         12,409         14,224
Raw materials and supplies               6,145          7,927         33,262
                                      ---------      ---------      ---------
                                     $  74,188      $  68,303      $ 184,490
                                      =========      =========      =========

Note 5 - Interest Expense

There was no capitalized interest for the three and nine month periods ended September 30, 1996 and 1995.

Note 6 - Net Income (Loss) Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income (loss) per share is as follows:

                                                       1996          1995
                                                    ----------    ----------
Three months ended September 30,                      16,293        16,272
                                                    ==========    ==========

Nine months ended September 30,                       16,266        16,197
                                                    ==========    ==========

PAGE

Note 7 - Condensed Consolidated Statement of Operations - Pro Forma

                                  Three Months Ended     Nine Months Ended
                                September 30, 1995 (1)  September 30, 1995 (1)
                                ----------------------  ----------------------
   REVENUES                          $  89,546               $ 269,733
                                      ---------               ---------
   COSTS AND EXPENSES
     Operating expenses:
      Cost of products sold             38,383                 100,385
      Selling, distribution and
        administrative expenses         45,463                 142,236
                                      ---------               ---------
        Total operating expenses        83,846                 242,621
                                      ---------               ---------
   OPERATING INCOME                      5,700                  27,112
                                      ---------               ---------
     Financing expenses:
      Interest expense                   1,991                   6,654
      Interest income                      225                      -
                                      ---------               ---------
        Total financing expenses,
          net                            2,216                   6,654
                                      ---------               ---------
   INCOME BEFORE INCOME TAXES            3,484                  20,458
     Income taxes                        1,547                   8,999
                                      ---------               ---------
   NET INCOME                        $   1,937               $  11,459
                                      =========               =========
   NET INCOME PER SHARE              $    0.12               $    0.71
                                      =========               =========


(1) The unaudited Condensed Consolidated Statements of Operations - Pro Forma are based upon the Statements of Operations of the Company for the three and nine months ended September 30, 1995 and give effect to the sale in November 1995 of Cleo, Inc. (Cleo), the Company's wholly-owned gift wrap subsidiary, as if it had occurred as of January 1, 1995 after giving effect to the pro forma adjustments. Pro forma adjustments represent management fee allocations including legal, tax and administrative expenses that are not expected to be eliminated, reduction in interest expense as a result of prepayment of short-term debt with sale proceeds and additional commitment fees on the unused portion of the revolving credit facility and an increase in income tax resulting from the income tax on reversal of loss on sale of Cleo net of pro forma expenses. Senior notes were assumed not to be prepaid. The pro forma financial data set forth above does not purport to represent what the Company's financial position or results of operations actually would have been if the sale, in fact, occurred on the date referred to above. This pro forma financial data should be read in conjunction with the condensed consolidated financial statements and notes thereto contained herein, as well as the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

PAGE

Note 8 - Legal Matters

In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In August 1996 the Court reconsidered its prior rulings and certified the case as a class action. It also denied the Company's motion to dismiss. The Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed an Answer denying any wrongdoing and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. The case currently is scheduled to be tried in June 1997.

On April 10, 1995, two purported class action lawsuits were commenced against the Company, its then Chairman, President and Chief Executive Officer and its then Chief Financial Officer in the United States District Court for the Southern District of Ohio. The Complaints alleged violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. On August 1, 1995, the two lawsuits were consolidated and captioned In Re Gibson Greetings Securities Litigation II. On August 9, 1995, the plaintiffs filed a Consolidated Amended Class Action Complaint which restated the basic claims which had been presented in the original complaints. The Company intends to defend the action vigorously.

The Company presently is unable to predict the effect of the ultimate resolutions of the matters described above upon the Company's results of operations and cash flows; as of this date, however, Management does not expect that such resolutions would result in a material adverse effect upon the Company's total net worth, although a substantially unfavorable outcome could be material to such net worth.

On March 6, 1996, two purported class actions were filed against the Company's directors (as well as certain former directors) and the Company in the New Castle County, Delaware Court of Chancery (Crandon Capital Partners v. Cooney, et al. and Weiss v. Lindberg, et al.). The Complaints allege that the individual defendants breached their fiduciary duties to the plaintiffs by refusing to negotiate in response to an acquisition proposal for the Company by American Greetings Corporation. The Complaints seek to require the directors to do a number of things, including pursuing merger or acquisition discussions with American Greetings and others. The Complaints also seek unspecified damages against those directors. On March 20, 1996, a third action, Krim, et al. v. Pezzillo, et al., was filed in the same court. While it generally follows the allegations and demands of the other two Complaints, it specifically seeks injunctive relief against the exercise of the shareholder rights plan that has been a part of the Company's corporate governance for nearly ten years. While the Company is a named defendant in all three actions, none of the Complaints appear to seek any other specific relief against the Company. The defendants intend to defend the suits vigorously.

PAGE

In 1989, unfair labor practice charges were filed against the Company as an outgrowth of a strike at its Berea, Kentucky facility (In the Matter of Gibson Greetings, Inc. and International Brotherhood of Firemen and Oilers, AFL-CIO Cases 9-CA-26706, 27660, 26875). On May 19, 1995, a unanimous panel of the United States Court of Appeals for the District of Columbia Circuit found that the strike was not an unfair labor practice strike. The Court remanded the case to the National Labor Relations Board for a factual determination on the issue of permanency with respect to approximately 52 replacements. On August 2, 1996 a decision was rendered dismissing the remaining charges and finding that the strikers were permanently replaced. Since no exceptions were filed, the decision became final and the matter has been concluded.

In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.


PAGE

Part I., Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations


In mid-November 1995, the Company sold Cleo, Inc. (Cleo), its wholly-owned gift wrap subsidiary. In addition to gift wrap and related products, Cleo manufactured and sold boxed Christmas cards and Valentines. Revenues of Cleo included in the condensed consolidated financial statements for the three and nine months ended September 30, 1995 were $54.8 million and $72.3 million, respectively. The results of operations for the three and nine months ended September 30, 1995 included Cleo's results of operations. For comparative purposes, the discussion below presents results of operations for the three and nine months ended September 30, 1995 on a pro forma basis, excluding Cleo, as well as on an historical basis. See Note 7 of Notes to Condensed Consolidated Financial Statements set forth in Item 1 for certain comparative pro forma data for the three and nine months ended September 30, 1995.


Pro Forma Results of Operations - Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995


Revenues in the third quarter of 1996 increased 3.4% to $92.6 million from pro forma revenues of $89.5 million in the third quarter of 1995, reflecting growth at The Paper Factory of Wisconsin, Inc. (The Paper Factory) and higher greeting card sales. Domestic greeting card sales continue to be impacted by the previously announced 1995 loss of a major greeting card customer, however, new rooftops and increased selling prices have largely offset the impact of this loss. Returns and allowances were 16.7% of sales for the three months ended September 30, 1996 compared to pro forma returns and allowances of 16.5% for the same period in 1995.

Total operating expenses were $89.4 million in the third quarter of 1996 representing a 6.7% increase from the total pro forma operating expenses of $83.8 million in the third quarter of 1995. Cost of products sold as a percent of revenues was 41.8% for the third quarter of 1996 versus pro forma cost of product sold as a percent of revenues of 42.9% for the third quarter of 1995. The decrease as a percent of revenues was primarily due to an increase in selling price partially offset by a change in the product mix and higher customer allowances. Selling, distribution and administrative expenses as a percent of revenues increased to 54.8% in the third quarter of 1996 as compared to 50.8% in the third quarter of 1995, primarily due to a one-time charge of $2.1 million on the liquidation of Gibson de Mexico, S.A. de C.V. (Gibson de Mexico), new store operating expenses at The Paper Factory and increased selling and marketing expenses in the Card Division due to new business activity. Excluding the charge for Gibson de Mexico, selling, distribution and administrative expenses as a percent of revenues for the third quarter of 1996 would have been 52.5%. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Interest expense, net reflected no short-term borrowings, reduced long-term debt and increased interest income on invested balances in the third quarter of 1996 compared to the pro forma third quarter of 1995.

PAGE

Third quarter 1996 pretax income of $2.2 million, including the loss on the liquidation of Gibson de Mexico of $2.1 million, compared with pro forma pretax income for 1995 of $3.5 million. The effective income tax rate, excluding the pretax charge of $2.1 million and related income tax benefit of $3.7 million on the loss on the liquidation of Gibson de Mexico, was 42.5% for the third quarter of 1996 compared to a pro forma effective income tax rate of 44.4% for the third quarter of 1995.

Net income for the third quarter of 1996 was $4.1 million compared with pro forma 1995 net income of $1.9 million. The net effect of the loss on the liquidation of Gibson de Mexico increased net income by $1.6 million or $.10 per share.


Pro Forma Results of Operations - Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995


Revenues for the nine months ended September 30, 1996 increased 3.4% to $278.9 million from pro forma revenues of $269.7 million for the nine months ended September 30, 1995, reflecting growth at The Paper Factory and higher international greeting card sales. Domestic greeting card sales reflect the previously announced 1995 loss of a major greeting card customer offset by new rooftops and increased selling prices. Returns and allowances were 18.8% of sales for the nine months ended September 30, 1996 compared to pro forma returns and allowances of 18.4% for the same period in 1995.

Total operating expenses were $253.2 million for the nine months ended September 30, 1996 representing a 4.4% increase from the total pro forma operating expenses of $242.6 million for the nine months ended September 30, 1995. Cost of products sold as a percent of revenues was 37.4% for the nine months ended September 30, 1996 versus pro forma cost of product sold as a percent of revenues of 37.2% for the nine months ended September 30, 1995. The increase was primarily due to a change in product mix and higher customer allowances partially offset by an increase in selling price. Selling, distribution and administrative expenses as a percent of revenues increased to 53.4% for the nine months ended September 30, 1996 as compared to 52.7% for the nine months ended September 30, 1995, primarily due to a one-time charge of $2.1 million on the liquidation of Gibson de Mexico, increased fees in connection with various legal matters and the accrual of one-time contractual termination costs and related expenses for certain of the Company's employees combined with new store operating expenses at The Paper Factory. Excluding the charge for Gibson de Mexico, selling, distribution and administrative expenses as a percent of revenues for the nine months ended September 30, 1996 would have been 52.7%. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Interest expense, net reflected lower average short-term borrowings, reduced long-term debt and increased interest income on invested balances for the nine months ended September 30, 1996 compared to the pro forma expense for the nine months ended September 30, 1995.

PAGE

For the nine months ended September 30, 1996 pretax income of $22.3 million, including the loss on the liquidation of Gibson de Mexico of $2.1 million, compared with pro forma pretax income for 1995 of $20.5 million. The effective income tax rate, excluding the pretax charge of $2.1 million and related income tax benefit of $3.7 million on the loss on the liquidation of Gibson de Mexico, was 42.8% for the nine months ended September 30, 1996 compared to a pro forma effective income tax rate of 44.0% for the nine months ended September 30, 1995.

Net income for the nine months ended September 30, 1996 was $15.5 million compared with pro forma 1995 net income of $11.5 million. The net effect of the loss on the liquidation of Gibson de Mexico increased net income by $1.6 million or $.10 per share.


Results of Operations - Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995


Revenues in the third quarter of 1996 decreased 35.9% to $92.6 million from revenues of $144.3 million in the third quarter of 1995 reflecting the reduction of revenue as a result of the sale of Cleo partially offset by growth at The Paper Factory and increased greeting card sales. Returns and allowances were 16.7% of sales for the three months ended September 30, 1996 compared to returns and allowances of 11.9% for the same period in 1995. The increase represents the combination of an increase in the provision for everyday returns and a decrease in sales due to the sale of Cleo which resulted in a greater percentage of sales subject to returns and allowances.

Total operating expenses were $89.4 million in the third quarter of 1996 representing a 36.2% decrease from the total operating expenses of $140.2 million, excluding the loss on the sale of Cleo of $82.8 million, in the third quarter of 1995. Cost of products sold as a percent of revenues was 41.8% for the third quarter of 1996 versus cost of product sold as a percent of revenues of 57.2% for the third quarter of 1995. The decrease was primarily due to the sale of Cleo which resulted in a change in the Company's product mix which now consists of higher margin products. Selling, distribution and administrative expenses as a percent of revenues were 54.8% for the third quarter of 1996 versus 40.0% for the third quarter of 1995 reflecting a one-time charge of $2.1 million on the liquidation of Gibson de Mexico and new store operating expenses at The Paper Factory, partially offset by the reduction of expenses as a result of the sale of Cleo. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Interest expense, net reflected no short-term borrowings, reduced long-term debt and increased interest income on invested balances in the third quarter of 1996 compared to the third quarter of 1995.

Third quarter 1996 pretax income of $2.2 million, including the loss on the liquidation of Gibson de Mexico of $2.1 million, compared with pretax loss for 1995 of $81.9 million, including the loss on the sale of Cleo of $82.8 million. The effective income tax rate, excluding the pretax charge of $2.1 million and related income tax benefit of $3.7 million on the loss on the liquidation of Gibson de Mexico, was 42.5% for the third quarter of 1996 compared to an effective income tax rate of 32.6% for the third quarter of 1995.

PAGE

Net income for the third quarter of 1996 was $4.1 million compared with 1995 net loss of $55.2 million. The net effect of the loss on the liquidation of Gibson de Mexico increased net income by $1.6 million or $.10 per share.


Results of Operations - Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995


Revenues for the nine months ended September 30, 1996 decreased 18.5% to $278.9 million from revenues of $342.1 million for the nine months ended September 30, 1995 reflecting the reduction of revenue as a result of the sale of Cleo, partially offset by growth at The Paper Factory and increased international greeting card sales. Returns and allowances were 18.8% of sales for the nine months ended September 30, 1996 compared to returns and allowances of 15.6% for the same period in 1995. The increase represents the combination of an increase in the provision for everyday returns and a decrease in sales due to the sale of Cleo which resulted in a greater percentage of sales subject to returns and allowances.

Total operating expenses were $253.2 million for the nine months ended September 30, 1996 representing a 23.0% decrease from the total operating expenses of $328.9 million, excluding the loss on the sale of Cleo of $82.8 million, for the nine months ended September 30, 1995. Cost of products sold as a percent of revenues was 37.4% for the nine months ended September 30, 1996 versus cost of product sold as a percent of revenues of 46.5% for the nine months ended September 30, 1995. The decrease was primarily due to the sale of Cleo which resulted in a change in the Company's product mix which is now composed of higher margin products. Selling, distribution and administrative expenses as a percent of revenues were 53.4% for the nine months ended September 30, 1996 versus 49.6% for the nine months ended September 30, 1995 primarily due to a one-time charge of $2.1 million on the liquidation of Gibson de Mexico, increased fees in connection with various legal matters and the accrual of one-time contractual termination costs and related expenses for certain of the Company's employees combined with new store operating expenses at The Paper Factory. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Interest expense, net reflected lower average short-term borrowings, reduced long-term debt and increased interest income on invested balances for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

For the nine months ended September 30, 1996 pretax income of $22.3 million, including the loss on the liquidation of Gibson de Mexico of $2.1 million, compared with pretax loss for 1995 of $78.8 million, including the loss on the sale of Cleo of $82.8 million. The effective income tax rate, excluding the pretax charge of $2.1 million and related income tax benefit of $3.7 million on the loss on the liquidation of Gibson de Mexico, was 42.8% for the nine months ended September 30, 1996 compared to an effective income tax rate of 31.1% for the nine months ended September 30, 1995.

Net income for the nine months ended September 30, 1996 was $15.5 million compared with 1995 net loss of $54.3 million. The net effect of the loss on the liquidation of Gibson de Mexico increased net income by $1.6 million or $.10 per share.


PAGE

Liquidity and Capital Resources


Cash flow from operating activities for the nine months ended September 30, 1996 provided $66.7 million in cash compared to $62.4 million for the same period in 1995. The increase from 1995 reflected an improvement in net income partially offset by a substantial reduction in trade receivables outstanding at the beginning of the year as a result of the disposition of Cleo. Cleo historically comprised the largest percentage of the Company's trade receivables at the beginning of the year. The significantly lower increase in inventory levels from the prior year also reflects the change from the previously necessary substantial build-up of inventory for Cleo's Christmas season.

Cash provided by investing activities in 1996 was $4.5 million compared to cash used in investing activities of $14.3 million in 1995. Capital expenditures for the full 1996 fiscal year are expected to be higher than 1995 although consistent with historical trends.

Cash used in financing activities for the nine months ended September 30, 1996 was $26.1 million compared to $49.0 million in 1995. The decrease reflects the repayment of lower short-term borrowing levels outstanding at December 31, 1995 compared to December 31, 1994.

Management believes that its cash flow from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)

With the sale of Cleo, the Company anticipates minimal short-term borrowing requirements for the remainder of 1996 compared with the Company's historical levels. As previously discussed, capital expenditures for 1996 are expected to be consistent with historical trends for the remaining operating units. The note receivable outstanding at December 31, 1995 received in connection with the sale of Cleo was collected on January 29, 1996 and short-term debt at December 31, 1995 was repaid by mid-January utilizing cash flow from operations and proceeds from the sale of Cleo.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.



PAGE

Part II. Other Information

Item 1. Legal Proceedings

The information presented in Note 8 of Notes to Condensed Consolidated Financial Statement (Part I. Item 1.) is incorporated by reference in response to this Item.

Item 2. Changes In Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibit 10(A)                     Employment Agreement between Gibson
                                      Greetings, Inc. and F. J. O'Connell,
                                      dated August 25, 1996.

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


                                       GIBSON GREETINGS, INC.


Date: November 13, 1996                By:/s/ Frank J. O'Connell
                                          ------------------------
                                          Frank J. O'Connell
                                          President and
                                          Chief Executive Officer



                                       By:/s/ Paul W. Farley
                                          ------------------------
                                          Paul W. Farley
                                          Assistant Treasurer
                                          Principal Accounting Officer




PAGE