Form 10-K405
period 1996-12-31
GIBSON GREETINGS INC
filed 1997-03-27
CIK 717829

PAGE

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                   FORM 10-K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by  check mark  if disclosure  of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of March 21, 1997 was approximately $341,048,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,260,506 shares of Common Stock, $.01 par value, at March 21, 1997.

     Documents incorporated by reference:
        Portions of Gibson Greetings, Inc.'s Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in
        Part III
                                     -1-
PAGE

                            GIBSON GREETINGS, INC.

                         1996 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS

                                    PART I

                                                                           PAGE
                                                                           ----

Item  1.    Business                                                         3

Item  2.    Properties                                                       8

Item  3.    Legal Proceedings                                                9

Item  4.    Submission of Matters to a Vote of Security Holders             10


                                   PART II

Item  5.    Market For Registrant's Common Equity and Related
              Stockholder Matters                                           11

Item  6.    Selected Financial Data                                         12

Item  7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     15

Item  8.    Financial Statements and Supplementary Data                     21

Item  9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      53

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant              54

Item 11.    Executive Compensation                                          54

Item 12.    Security Ownership of Certain Beneficial Owners and Management  54

Item 13.    Certain Relationships and Related Transactions                  54


                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                           55






                                     -2-
PAGE

                                    PART I

Item 1.  Business

     Gibson   Greetings,   Inc.   and   its  wholly-owned  and  majority-owned
subsidiaries (the "Company") operate in a single industry segment -- the design, manufacture and sale of everyday and seasonal greeting cards, paper partywares, gift wrap and accessories and related specialty products.

     During 1991, the Company formed Gibson Greeting International Limited ("Gibson International"), a Delaware corporation. Gibson International markets the Company's products through both independent and large retail customers in the United Kingdom and other European countries. In 1993, in order to strengthen the Company's position in the rapidly-growing party area of the industry, the Company acquired The Paper Factory of Wisconsin, Inc. ("The Paper Factory"). The Paper Factory operates retail stores under the names of The Paper Factory, Greetings N' More and Great Party located primarily in manufacturers' outlet shopping centers.

     In mid-November 1995, the Company sold Cleo, Inc. ("Cleo"), its wholly-owned gift wrap subsidiary, to CSS Industries, Inc. ("CSS"). In addition to gift wrap and related products, Cleo manufactured and sold boxed Christmas cards and Valentines. Net sales by Cleo included in the consolidated financial statements for each of the two years ended December 31, 1995 were $151.9 million and $189.3 million, respectively.

     In view of the poor economic conditions and devaluation of the peso in Mexico, the Company liquidated its investment in Gibson de Mexico S.A. de C.V. ("Gibson de Mexico"), a majority-owned subsidiary, during 1996 resulting in a loss on liquidation of $2.1 million and an income tax benefit of $3.7 million for a net increase in net income of $1.6million or $.10 per share.


Products

     The Company's major products are extensive lines of greeting cards (both everyday and seasonal). Everyday cards are categorized as conventional greeting cards and alternative market cards. Seasonal cards are devoted to holiday seasons, which include, in declining order of net sales, Christmas, Valentine's Day, Mother's Day, Easter, Father's Day, Graduation and Thanksgiving. In 1996, approximately 68% of net sales of cards were derived from everyday cards and approximately 32% from seasonal cards. The Company's products also include paper partywares, gift wrap, candles, calendars, gift items and holiday decorations. The following table sets forth, in thousands of dollars for the years indicated, the Company's net sales attributable to each of the principal classes of the Company's products(certain prior year amounts have been reclassified to conform to the 1996 presentation):










                                     -3-
PAGE

                                     Years Ended December 31,
                            ---------------------------------------------
                                        Pro Forma
                                        ---------
                              1996        1995        1995*       1994*
                            --------    --------    --------    --------
     Greeting cards         $227,512    $237,160    $255,192    $250,891
     Partywares               48,386      40,891      40,939      34,282
     Gift wrap                42,812      45,194     172,893     202,439
     Other products           70,711      64,968      71,121      60,430
                            --------    --------    --------    --------
       Total net sales      $389,421    $388,213    $540,145    $548,042
                            ========    ========    ========    ========

[FN]
     * Includes Cleo, Inc. which was sold effective November 15, 1995.

     Many  of  the  Company's  products  incorporate  well-known   proprietary
characters. Net sales associated with licensed properties accounted for approximately 13% of overall 1996 net sales. The Company believes it benefits from the publication of cartoon strips, television programming, advertising and other promotional activities by the creators of such licensed characters. The Company also has developed proprietary properties of its own. See "Trademarks, Copyrights and Licenses."

     Approximately 6% of the Company's revenues in 1996 were attributable to sales and royalty income from foreign sources.


Sales and Marketing

     The Company's products are sold in more than 25,000 retail outlets worldwide. The Company's current products are sold primarily under the Gibson brand name and are primarily distributed to supermarkets, deep discounters, mass merchandisers, card and specialty shops and variety stores. To market effectively through these outlets, the Company has developed specific product programs and new product lines and introduced new in-store displays. During 1996, the Company's five largest customers accounted for approximately 32% of the Company's net sales and one customer, Winn-Dixie Stores, accounted for more than 10% of the Company's net sales.

     The Company's products are usually stocked in a department where only these products are displayed. Product displays are expressly designed for the presentation of greeting cards, gift wrap, paper partywares, candles and other products. The Company also supplies corrugated displays for seasonal product specialties. The Company's method of selling greeting cards requires frequent and attentive merchandising service and fast delivery of reorders. The Company employs a direct field sales force that regularly visits most of the Company's customers, supported by a larger, nationwide merchandising service force. In order to properly display and service these products, a sizable initial investment is made in store display fixtures, sometimes totaling 300 linear feet, and in the hiring and training of service associates.


                                     -4-
PAGE

     Consistent with general industry practice, the Company has entered into long-term sales agreements with certain retailers. These sales agreements typically have terms ranging from three to five years, and generally specify a minimum sales volume commitment. In certain of these sales agreements, negotiated cash payments or credits constitute advance discounts against future sales. These payments are capitalized and amortized over the initial term of the sales agreement. The Company currently has sales agreements with a number of customers including four of its top five customers.

     It is characteristic of the Company's business and of the industry that accounts receivable for seasonal merchandise are carried for relatively long periods, in some cases as long as six months. Consistent with general industry practice, the Company allows customers to return for credit certain seasonal greeting cards.


Design and Production

     The Company maintains an extensive world-wide free-lance pool and a full-time staff of artists, writers, art directors and creative planners at the Company's headquarters who design the majority of the Company's products. Design of everyday products begins approximately 9 months in advance of shipment. The Company's seasonal greeting cards and other items are designed and printed over longer periods than the everyday cards. Designing seasonal products begins approximately 14 months before the holiday date and seasonal designs go into production about 8 months before the holiday date.

     Most  of  the  Company's  products  are  printed  and  finished  at   its
Cincinnati, Ohio facility and then sent to its facilities in Berea or Covington, Kentucky for shipment directly to retail stores. The Company also purchases for resale certain finished and semi-finished products, such as gift items, from both domestic and foreign sources.

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

     The Company believes that the principal areas of competition with respect to its products are quality, design, service to the retail outlet, price and terms, which may include payments and other concessions to retail customers under long-term sales agreements, and that it is competitive in all of these areas. See "Sales and Marketing."



                                     -5-
PAGE

Trademarks, Copyrights and Licenses

     The Company currently has approximately 40 registrations of trademarks in the United States and approximately 70 registrations of trademarks in foreign countries. Although the Company does not generally register its creative artwork and editorial text with the U.S. Copyright Office, it does obtain certain copyright protection by printing notice of a claim of copyright on its products. The Company also has rights under various license agreements to incorporate well-known proprietary characters into its products. These licenses, most of which are exclusive, are generally for terms of one to four years and are subject to certain renewal options. There can be no assurance that the Company will be able to renew license agreements as to any particular proprietary character. The Company believes that its business is not dependent upon any individual trademark, copyright or license.


Employees

     As of December 31, 1996 and 1995, the Company employed approximately 2,300 and 2,500 persons on a full-time basis, respectively. In addition, as of December 31, 1996 and 1995, the Company employed approximately 7,400 and 7,100 persons on a part-time basis, respectively.



































                                     -6-
PAGE

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


Kirk Heathcott Site - Dyer County, Tennessee

     In December 1993, the Company was advised by the Tennessee Department of Environment and Conservation that Cleo had been identified by the State of Tennessee as a potentially liable party for reimbursement of Superfund expenditures made by the State for site identification, investigation, containment and clean-up, including monitoring and maintenance activities. The Company has ascertained that the State's claim is based on a third party's alleged disposal at the site, during the period 1972-1977, of waste allegedly generated at Cleo facilities. The State issued an Order to Cleo and three other parties dated February 6, 1996 requiring the respondents to investigate the extent of contamination and to remediate the property. The State issued a similar Order to the Company on May 1, 1996. The May 1, 1996 order will not affect the Company's exposure in this matter because Gibson agreed to indemnify Cleo against this liability under the terms of the agreement pursuant to which Cleo was sold to CSS.

     Based on an informal estimate provided by State authorities and on currently available information concerning the size and condition of the property, management does not believe that the outcome of this matter will result in a material adverse effect on the Company's total net worth, cash flows or operating results. The Company has identified two insurance companies that issued policies to a predecessor company during the applicable time period. These companies have been notified of the occurrence. The Company believes that this insurance may provide coverage for the potential liability of Cleo and/or the Company at this site. The insurance companies have neither confirmed nor denied the coverage at this time.












                                     -7-
PAGE

Item 2. Properties

     The following is a summary of the Company's principal manufacturing, distribution and administrative facilities:

                                                                Approximate
                                                                Floor Space
    Location                         Principal Use                (Sq Ft)
--------------------    -------------------------------------   -----------
Cincinnati, Ohio        Corporate headquarters, manufacturing
                            and administration                     593,700

Berea, Kentucky         Manufacturing and distribution             597,100

Telford, England        Manufacturing, distribution and
                            administration                          58,800

Covington, Kentucky     Manufacturing and distribution             293,000

Florence, Kentucky      Manufacturing and distribution             110,700

Neenah, Wisconsin       Distribution                                50,000

Ranch Cucamonga,
   California           Distribution                                40,200
                                                                 ---------
                                    Total                        1,743,500
                                                                 =========

     The first two facilities listed above are currently leased for a term expiring in 2013. The Company has the right to renew the lease for one additional period of ten years. The Company also has an option to purchase these facilities in 2005 (and again in 2010) at the fair market value of the properties at these dates. For accounting purposes, this lease has been treated as a capital lease. See Notes 6 and 11 of Notes to Consolidated Financial Statements set forth in Item 8 below.

     The Telford, England and Covington, Kentucky facilities are owned by the Company. The Covington, Kentucky facility has been financed principally through tax-exempt debt and is pledged to secure the repayment of such debt. See Note 6 of Notes to Consolidated Financial Statements set forth in Item 8 below.

     The Florence, Kentucky facility, and the facilities at Neenah, Wisconsin and Rancho Cucamonga, California are leased. The Company also leases sales offices, other manufacturing, distribution and administrative facilities and, on a temporary basis, uses warehouse space in various locations throughout the United States. The Paper Factory leases approximately 190 stores averaging approximately 3,000 to 4,000 square feet per store. Certain of these leases contain contingent payments based upon individual store sales. Leases for all such facilities expire at various dates through 2006. See Note 11 of Notes to Consolidated Financial Statements set forth in Item 8 below.



                                     -8-
PAGE

     The Company believes that its facilities are adequate for its present needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for their intended uses.


Item 3.  Legal Proceedings

     In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In August 1996 the Court reconsidered its prior rulings and certified the case as a class action. The latest Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed a motion to dismiss the latest complaint and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. The case currently is scheduled to be tried in June 1997.

     The Company presently is unable to predict the effect of the ultimate resolution of the matter described above upon the Company's results of operations and cash flows; as of this date, however, Management does not expect that such resolution would result in a material adverse effect upon the Company's total net worth, although a substantially unfavorable outcome could be material to such net worth.

     On April 10, 1995, two purported class action lawsuits were commenced against the Company, its then Chairman, President and Chief Executive Officer and its then Chief Financial Officer in the United States District Court for the Southern District of Ohio. The Complaints alleged violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. The two lawsuits were consolidated and captioned In Re Gibson Greetings Securities Litigation
II. This litigation has been concluded through the creation of a $1.6 million settlement fund, most of which is covered by insurance.















                                     -9-
PAGE

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


























                                     -10-
PAGE

                                   PART II

Item  5.  Market  for  the  Registrant's  Common Stock and Related Stockholder
Matters

     The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income (loss), stock sales and certain restricted investments. At December 31, 1996, the amount of unrestricted retained earnings available for dividends was $16.0 million, which includes a waiver in effect until June 1, 1997 on $7.0 million. At December 31, 1995, primarily as a result of the loss on the sale of Cleo (see Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 below), there were no unrestricted retained earnings available for dividends. No dividends were declared in or paid in either 1996 or 1995. There were approximately 7,800 beneficial owners of the Company's common stock on March 7, 1997.

     The following table presents certain quarterly market price information for the years ended December 31, 1996 and 1995:

                       First      Second       Third      Fourth
                      Quarter     Quarter     Quarter     Quarter       Year
                      --------    --------    --------    --------    --------
1996
-------------------
Market price of
  common stock (1):
        Low           $13 3/8     $13 1/8     $11 3/4     $14         $11 3/4
        High           16 7/8      14 3/4      14 3/4      20 1/4      20 1/4

1995
-------------------
Market price of
   common stock (1):
        Low           $ 8 1/16    $ 9 3/8     $12 1/2     $13 1/4     $ 8 1/16
        High           15 3/32     14 1/8      15 1/2      16          16

[FN]
        (1) Per share prices are based on the closing price as quoted in the Nasdaq National Market.













                                     -11-
PAGE

Item 6.  Selected Financial Data

     The following summaries set forth selected financial data for the Company for each of the five years in the period ended December 31, 1996. Selected financial data should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 below.


Statement of Operations Data
(Dollars and shares in thousands except per share amounts)


                                    Years Ended December 31,
                    ----------------------------------------------------------
                      1996         1995         1994       1993(1)      1992
                    --------     --------     --------    --------    --------
Revenues:
 Net sales          $389,421     $540,145     $548,042    $546,165    $484,118
 Royalty income          825          676          753         761       1,705
                    --------     --------     --------    --------    --------
  Total revenues     390,246      540,821      548,795     546,926     485,823
                    --------     --------     --------    --------    --------
 Cost of products
  sold               152,229      268,702      310,039     277,109     247,340
 Selling,
  distribution and
  administrative
  expenses           199,490      239,922      276,147     227,863     218,642
 Loss on sale of
  Cleo, Inc.              -        83,012           -           -           -
                    --------     --------     --------    --------    --------
 Operating income
  (loss)              38,527      (50,815)     (37,391)     41,954      19,841
 Interest expense      8,822       13,178       10,599       7,737       7,803
 Interest income      (3,364)        (915)        (765)       (949)     (1,023)
 (Gain) loss on
  derivative
  transactions/
  settlement, net         -            -        (1,641)      5,689          -
                    --------     --------     --------    --------    --------
 Income (loss) before
  income taxes and
  cumulative effect
  of accounting
  changes             33,069      (63,078)     (45,584)     29,477      13,061
 Income taxes         11,107      (16,589)     (16,981)     14,209       5,076
                    --------     --------     --------    --------    --------
 Income (loss) before
  cumulative effect
  of accounting
  changes             21,962      (46,489)     (28,603)     15,268       7,985



                                     -12-
PAGE

 Cumulative effect
  of accounting
  changes                 -            -            -           -       (1,449)
                    --------     --------     --------    --------    --------
 Net income (loss)  $ 21,962     $(46,489)    $(28,603)   $ 15,268    $  6,536
                    ========     ========     ========    ========    ========
 Income (loss)
  per share
  before cumulative
  effect of
  accounting
  changes           $   1.34     $  (2.86)    $  (1.77)   $   0.95    $   0.50
                    --------     --------     --------    --------    --------
 Net income (loss)
  per share         $   1.34     $  (2.86)    $  (1.77)   $   0.95    $   0.41
                    ========     ========     ========    ========    ========
 Dividends
  per share         $     -      $     -      $   0.40    $   0.40    $   0.39
                    ========     ========     ========    ========    ========
 Average common
  shares and
  equivalents         16,448       16,243       16,130      16,103      16,104
                    ========     ========     ========    ========    ========

































                                     -13-
PAGE

Other Financial Data
(Dollars in thousands except per share amounts)

                                          December 31,
                    ----------------------------------------------------------
                      1996         1995         1994        1993        1992
                    --------     --------     --------    --------    --------
Working capital     $134,628     $106,284     $151,128    $209,209    $224,261
Plant and
 equipment, net       92,649       90,813      119,491     116,900     112,712
Total assets         451,559      425,827      612,195     572,459     501,104
Debt due within
 one year (2)          7,901       28,894      117,114      66,187      31,911
Long-term debt        40,898       46,533       63,233      74,365      70,175
Stockholders'
 equity              256,316      230,242      277,500     313,097     303,341
Equity per share       15.81        14.31        17.24       19.50       18.92
Capital
 expenditures         26,507       19,872       35,396      31,049      30,970

[FN]
     (1) The full year results for 1993 have been restated to correct the Cleo inventory overstatement and to record unrealized net losses on derivative transactions. The Cleo inventory restatement reduced income before income taxes for 1993 by $8,806. The derivatives' net impact on income before income taxes was a reduction of $5,689 for 1993. The aggregate effect of these changes was to reduce net income by $10,584, and to reduce net income per share by $.66.

     (2) Includes the current portion of long-term debt which consisted of $7,901 in 1996, $9,894 in 1995, $11,164 in 1994, $3,917 in 1993, and $1,811 in
1992.






















                                     -14-
PAGE

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     Effective August 31, 1996, the Company liquidated its Mexican subsidiary resulting in a one-time charge of $2.1 million and related income tax benefit of $3.7 million. The net effect of the liquidation of Gibson de Mexico increased net income by $1.6 million or $.10 per share.

     In mid-November 1995, the Company sold Cleo, its wholly-owned gift wrap subsidiary. In addition to gift wrap and related products, Cleo manufactured and sold Christmas cards and Valentines. Net revenues by Cleo included in the consolidated financial statements for each of the two years ended December 31, 1995 were $151.9 million and $189.4 million, respectively. The results of operations for 1995 include Cleo's results of operations through the date of sale and reflect the loss on the sale of Cleo of $54.5 million, net of tax benefit of $28.5 million. For comparative purposes, the discussion below presents results of operations for the year ended December 31, 1995 on a pro forma basis, excluding Cleo, as well as on an historical basis. See Note 14 of Notes to Consolidated Financial Statements set forth in Item 8 below for certain comparative pro forma and historical data for 1995.


Results of Operations - Year Ended December 31, 1996 Compared With Pro Forma Year Ended December 31, 1995

     Revenues in 1996 increased .4% to $390.2 million compared to pro forma revenues of $388.9 million in 1995. The increase was largely attributable to continued sales growth at The Paper Factory, reflecting increased retail locations, and Gibson International. This increase was partially offset by a decline in the Card Division's greeting card sales reflecting a volume decrease due in part to the loss of certain customers combined with higher returns and allowances, partially offset by new rooftops and increased selling prices. Consistent with general industry practice, the Company allows customers to return for credit certain seasonal and everyday greeting cards. Also, consistent with general industry practice, the Company enters into long-term sales agreements with certain retailers, some of which include advance payments. Returns and allowances were 19.8% in 1996 compared to pro forma returns and allowances of 18.2% in 1995. The increase in 1996 reflects an increase in everyday returns and customer allowances slightly offset by a decrease in seasonal returns.














                                     -15-
PAGE

     Total operating expenses were $351.7 million or 90.1% of total revenues in 1996 compared to pro forma operating expenses of $350.4 million or 90.1% in 1995. Cost of products sold was 39.0% of total revenues in 1996 compared to pro forma cost of products sold of 38.2% in 1995. The increase was primarily due to a change in product mix and higher returns and allowances, partially offset by an increase in selling prices. Selling, distribution and administrative expenses were 51.1% of total revenues in 1996 compared to pro forma selling, distribution and administrative expenses of 51.9% in 1995. The decrease in 1996 expenses, as a percentage of total revenues, reflected a decline in selling and marketing expenses and reduced bad debt expense at the Card Division, and a foreign exchange gain at Gibson International, partially offset by increased expenses in connection with various legal and employment matters, increased expenses at The Paper Factory to support increased retail locations and a loss on the liquidation of Gibson de Mexico. Excluding the charge for Gibson de Mexico, selling, distribution and administrative expenses as a percent of revenues would have been 50.6%.

     Income before income taxes, including the loss on the liquidation of Gibson de Mexico, was $33.1 million in 1996 compared to pro forma income before income taxes of $29.9 million in 1995. The effective income tax rate for 1996, excluding the pretax charge of $2.1 million and related income tax benefit of $3.7 million on the liquidation of Gibson de Mexico, was 42.0% compared to the pro forma effective income tax rate of 45.5% in 1995. See Notes 1 and 7 of Notes to Consolidated Financial Statements set forth in Item 8 below.

     Net income was $22.0 million in 1996 compared to pro forma net income of $16.3 million in 1995. The net effect of the liquidation of Gibson de Mexico increased net income $1.6 million or $.10 per share.


Results of Operations - Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

     Revenues in 1996 decreased 27.8% to $390.2 million from revenues of $540.8 million in 1995 reflecting the reduction of revenue as a result of the sale of Cleo and a decline in the Card Division's greeting card sales reflecting a volume decrease due in part to the loss of certain customers combined with higher returns and allowances. This decline was partially offset by new rooftops, increased selling prices, sales growth at The Paper Factory reflecting increased retail locations and increased international greeting card sales. Returns and allowances were 19.8% in 1996 compared to 14.4% in 1995. The increase in 1996 reflects an increase in everyday returns and customer allowances, and the reduction in revenue as a result of the sale of Cleo slightly offset by a decrease in seasonal returns.

     Total operating expenses were $351.7 million or 90.1% of total revenues in 1996 compared to operating expenses of $591.6 million or 109.4% of total revenues in 1995. Cost of products sold was 39.0% of total revenues in 1996 compared to cost of products sold of 49.7% in 1995. The decrease was primarily due to the sale of Cleo which resulted in a change in the Company's product mix which is now composed of higher margin products. Selling, distribution and administrative expenses were 51.1% of total revenues in 1996 compared to 44.4% in 1995. The increase was due to the reduction of revenues as a result of the sale of Cleo, increased expenses in connection with various legal and employment matters, and increased expenses at The Paper Factory to support increased retail locations.
                                     -16-
PAGE

     Income before income taxes, including the liquidation of Gibson de Mexico, was $33.1 million in 1996 compared to a loss before income taxes of $63.1 million in 1995. The effective income tax rate for 1996, excluding the pretax charge of $2.1 million and related income tax benefit of $3.7 million on the liquidation of Gibson de Mexico, was 42.0% compared to the effective income tax rate of 26.3% in 1995. See Notes 1 and 7 of Notes to Consolidated Financial Statements set forth in Item 8 below.

     Net income  was $22.0  million in  1996 compared  to a  net loss of $46.5
million  in  1995.    The  net  effect  of the liquidation of Gibson de Mexico
increased net income $1.6 million or $.10 per share.


Pro Forma Results of Operations - Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

     Pro forma revenues increased 8.2% to $388.9 million compared to pro forma revenues of $359.4 million in 1994. The increase in pro forma revenues was largely attributable to increased revenues at the Card Division, reflecting increased average selling prices partially offset by a modest decline in units sold. Additionally, revenues at The Paper Factory and Gibson International increased in 1995. Pro forma returns and allowances were 18.2% in 1995 compared to 22.7% in 1994. The decrease in 1995 reflected a decrease in customer allowances, seasonal and everyday returns and long-term sales agreement amortization. In 1994, $6.3 million of unamortized long-term sales agreements were charged to returns and allowances as a result of the bankruptcy of F&M Distributors ("F&M"). There were no similar charges incurred in 1995. Pro forma royalty income of $.7 million was comparable to 1994.

     Total pro forma operating expenses were $350.4 million or 90.1% of total pro forma revenues in 1995 compared to $371.2 million or 103.3% in 1994. Pro forma cost of products sold was 38.2% of total pro forma revenues in 1995 compared to 41.6% in 1994. The decrease in 1995 compared to 1994 reflected lower average unit cost. Paper price increases were offset by a combination of supply commitments, increased product selling prices and improved productivity. Pro forma selling, distribution and administrative expenses were 51.9% of total revenues in 1995 compared to 61.7% in 1994. The decrease in 1995 pro forma expenses, as a percentage of total pro forma revenues, reflected the positive results from the implementation of cost cutting measures and other initiatives at the end of 1994. Decreases were reflected in lower selling and marketing costs ($15.2 million), transportation costs ($1.7 million), and shipping costs ($.9 million) as well as a decrease in bad debts expense ($6.0 million). Additionally, the pro forma expenses in 1994 included the write-off of trade receivables and fixtures due to the F&M bankruptcy as well as workforce reduction costs at the Card Division totaling $11.6 million. There were no similar charges in 1995. In view of the poor economic conditions and devaluation of the peso in Mexico, the Company recorded a full reserve against its Mexican subsidiary totaling $2.0 million during the fourth quarter of 1995.

     Pro forma financing and derivative transaction expenses were $8.6 million in 1995 compared to $4.8 million in 1994. Included in 1994 pro forma expenses was a derivative gain of $1.6 million.



                                     -17-
PAGE

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


Results of Operations - Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

     Revenues decreased 1.5% to $540.8 million compared to $548.8 million in 1995. The decrease was principally attributable to Cleo's results of operations through November 14, 1995 partially offset by increases in revenues at the Card Division, The Paper Factory and Gibson International. Returns and allowances were 14.4% in 1995 compared to 17.3% in 1994. The decline reflects a decrease in customer allowances, seasonal and everyday returns and long-term sales agreement amortization. In 1994, $6.3 million of unamortized long-term sales agreements were charged to returns and allowances as a result of the bankruptcy of F&M. There were no similar charges incurred in 1995.

     Total operating expenses were $591.6 million or 109.4% of total revenues in 1995 compared to $586.2 million or 106.8% in 1994. Total operating expenses for 1995 include the pretax loss on the sale of Cleo of $83.0 million ($54.5 million net of tax benefit). Cost of products sold was 49.7% of total revenues in 1995 compared to 56.5% in 1994. The decrease in 1995 compared to 1994 was primarily due to a one-time charge in 1994 of approximately $8.0 million as a result of extensive review of inventory at Cleo. Additionally, the decrease reflected lower average unit cost of product at the Card Division. Selling, distribution and administrative expenses were 44.4% of total revenues in 1995 compared to 50.3% in 1994. The decline in the 1995 expenses, as a percentage of total revenues, reflected the positive results from the implementation of cost cutting measures and other initiatives at the end of 1994. Decreases are reflected in lower selling and marketing costs ($19.6 million), transportation costs ($7.1 million), shipping costs ($5.9 million) and pension expense ($1.3 million). These were slightly offset by an increase in administrative expenses ($3.3 million). Bad debt expense in 1995 decreased $7.3 million. Bad debt expense in 1994 included a write-off of trade receivables of $7.3 million due to the F&M bankruptcy. Additionally, the write-off of fixtures of $2.6 million due to the F&M bankruptcy, and workforce reduction costs of $1.7 million at the Card Division were reflected as one-time charges in selling, distribution and administrative expenses in 1994. In view of the poor economic conditions and devaluation of the peso in Mexico, the Company recorded a full reserve against its Mexican subsidiary totaling $2.0 million during the fourth quarter of 1995.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " for the year ended December 31, 1995. The effect of the adoption of this standard on the consolidated financial statements was not material.





                                     -18-
PAGE

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


Liquidity and Capital Resources

     Cash flows from operating activities for 1996 increased $62.1 million from 1995 to $107.2 million, compared to an increase of $51.6 million in 1995 from 1994 and a decrease of $38.0 million in 1994 from 1993. The increase in 1996 was primarily the result of improved cash flow from on-going operations, tax benefits associated with the loss on the sale of Cleo and lower cash requirements for sales agreement payments. The reduction in the use of cash for other assets reflects a decrease in the number of new sales agreements while the reduction in the use of cash for other liabilities reflects fewer payments to customers under sales agreements.

Cash used in investing activities for plant and equipment purchases totaled $26.5 million in 1996 compared to $19.9 million and $35.4 million in 1995 and 1994, respectively. Reduced levels of spending in 1996 and 1995 for plant and equipment purchases are the result of the decision to delay the purchase of certain machinery for manufacturing as well as the delay of certain other capital projects at the Card Division. Plant and equipment purchases do not include assets acquired under capital lease obligations. During 1995, the Company renegotiated its long-term lease agreement for certain of its principal facilities resulting in the recording of a capital lease. See Note 11 of Notes to Consolidated Financial Statements set forth in Item 8 below. Cash provided by investing activities in 1996 included the collection of the note receivable of $24.6 million for the sale of Cleo.

     Cash used in financing activities in 1996 was $25.2 million compared to cash used in financing activities of $109.1 million in 1995 and cash provided by financing activities of $34.1 million in 1994. The 1996 decrease in short-term borrowings resulted from the collection of the note receivable from the sale of Cleo and from improved cash flow from operations eliminating the need for short-term financing. The 1995 decrease in short-term borrowings resulted from the repayment of short-term debt with the proceeds from the sale of Cleo as well as improved cash flow from operations resulting in a decrease in the need for short-term financing. The 1994 increase in short-term borrowings reflected higher working capital requirements combined with payments under customer sales agreements. Long-term debt decreased in 1996 reflecting current year debt payments. Long-term debt payments increased in 1995 primarily reflecting the partial redemption of senior notes with the proceeds from the sale of Cleo. The decrease in 1994 reflected current year debt payments.



                                     -19-
PAGE

     Management will seek to extend the existing revolving credit facility due to expire in late April 1997. Management believes that it will be able to extend this facility. When consummated, Management expects that the facility will have a duration of 364 days and will provide for borrowings in an amount adequate for the Company's needs over the term of the facility.

     Capital expenditures for 1997 are expected to be comparable to 1996 levels. At February 28, 1997, the Company held short-term investments in excess of normal operating cash needs of approximately $111.0 million. Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing sales agreements, all of which total approximately $11.1 million to $33.6 million per year for the next five years, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry practices and other contingencies.

     Management does not believe that there are any trends, events, commitments or uncertainties, except for previously disclosed items (see Note 12 of Notes to Consolidated Financial Statements set forth in Item 8 below), and aside from normal seasonal fluctuations and general industry competitive conditions, that should be expected to have a material effect on the results of operations, financial condition, liquidity or capital resources of the Company.

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






















                                     -20-
PAGE

Item 8.  Financial Statements and Supplementary Data

Gibson Greetings, Inc.
Consolidated Statements of Operations
Years Ended December 31, 1996, 1995 and 1994
(Dollars in thousands except per share amounts)


                                           1996         1995         1994
                                         ---------    ---------    ---------
Revenues:
    Net sales                            $ 389,421    $ 540,145    $ 548,042
    Royalty income                             825          676          753
                                         ---------    ---------    ---------
        Total revenues                     390,246      540,821      548,795
                                         ---------    ---------    ---------
Costs and expenses:

  Operating expenses:

    Cost of products sold                  152,229      268,702      310,039
    Selling, distribution and
     administrative expenses               199,490      239,922      276,147
    Loss on sale of Cleo, Inc.                  -        83,012           -
                                         ---------    ---------    ---------
        Total operating expenses           351,719      591,636      586,186
                                         ---------    ---------    ---------

Operating income (loss)                     38,527      (50,815)     (37,391)
                                         ---------    ---------    ---------
   Financing expenses, net:

    Interest expense                         8,822       13,178       10,599
    Interest income                         (3,364)        (915)        (765)
    Gain on derivative
      transactions/settlement, net              -            -        (1,641)
                                         ---------    ---------    ---------

        Total financing expenses, net        5,458       12,263        8,193
                                         ---------    ---------    ---------
Income (loss) before income taxes           33,069      (63,078)     (45,584)

    Income tax provision (benefit)          11,107      (16,589)     (16,981)
                                         ---------    ---------     ---------
Net income (loss)                        $  21,962    $ (46,489)    $(28,603)
                                         =========    =========     =========

Net income (loss) per share              $    1.34    $   (2.86)    $  (1.77)
                                         =========    =========     =========

[FN]

See accompanying notes to consolidated financial statements.

                                     -21-
PAGE

Gibson Greetings, Inc.
Consolidated Balance Sheets
December 31, 1996 and 1995
(Dollars in thousands except per share amounts)

                                                1996        1995
                                             ---------   ---------
Assets
Current assets:
    Cash and equivalents                     $  98,155   $  15,555
    Note receivable                                 -       24,574
    Trade receivables, net                      42,423      46,620
    Inventories                                 65,069      68,303
    Income taxes receivable                         -       10,698
    Prepaid expenses                             2,958       4,054
    Deferred income taxes                       44,598      45,011
                                             ---------   ---------
        Total current assets                   253,203     214,815

Plant and equipment, net                        92,649      90,813

Deferred income taxes                           16,592      14,745

Other assets, net                               89,115     105,454
                                             ---------   ---------
                                             $ 451,559   $ 425,827
                                             =========   =========
Liabilities and Stockholders' Equity

Current liabilities:
    Debt due within one year                 $   7,901   $  28,894
    Accounts payable                            13,420       7,995
    Income taxes payable                        15,816          -
    Other current liabilities                   81,438      71,642
                                             ---------   ---------
        Total current liabilities              118,575     108,531

Long-term debt                                  40,898      46,533

Sales agreement payments due
  after one year                                14,274      18,564

Other liabilities                               21,496      21,957
                                             ---------   ---------
        Total liabilities                      195,243     195,585
                                             ---------   ---------








                                     -22-
PAGE

Commitments and contingencies
   (Notes 11 and 12)

Stockholders' Equity:

    Preferred stock, par value $1.00;
      5,000,000 shares authorized,
      none issued                                   -           -

    Preferred stock, Series A, par
      value $1.00; 300,000 shares
      authorized, none issued                       -           -

    Common stock, par value $.01;
      50,000,000 shares authorized,
      16,708,059 and 16,585,130
      shares issued, respectively                  167         166


    Paid-in capital                             47,474      46,041

    Retained earnings                          213,755     191,793

    Foreign currency translation
      adjustment                                   871      (1,807)
                                             ---------   ---------
                                               262,267     236,193
                                             ---------   ---------
    Less treasury stock, at cost,
      494,601 shares                             5,951       5,951
                                             ---------   ---------
        Total stockholders' equity             256,316     230,242
                                             ---------   ---------
                                             $ 451,559   $ 425,827
                                             =========   =========

[FN]

See accompanying notes to consolidated financial statements.

















                                     -23-
PAGE

Gibson Greetings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 1996, 1995 and 1994
(Dollars in thousands)

                                            1996         1995         1994
                                         ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                      $  21,962    $ (46,489)   $ (28,603)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation including write-down
       of display fixtures                  22,774       26,896       26,150
     (Gain) loss on disposal of plant
       and equipment                          (123)       5,492        5,957
     Loss on sale of Cleo, Inc.                 -        83,012           -
     Gain on derivative transactions/
       settlement, net                          -            -        (1,641)
     Deferred income taxes                  (1,434)      (2,901)     (19,205)
     Amortization of deferred costs
       and intangibles and write-
       down of deferred costs               24,121       23,590       31,155
     Change in assets and liabilities:
       (Increase) decrease in trade
          receivables, net                   4,197       17,820       (5,636)
       (Increase) decrease in inventories    3,234        2,821       (2,322)
       (Increase) decrease in income taxes
          receivable                        10,698      (10,698)          -
       (Increase) decrease in
          prepaid expenses                   1,096          221       (1,512)
       Increase in other assets,
          net of amortization               (7,782)     (27,260)     (47,102)
       Increase (decrease) in
          accounts payable                   5,425       (2,617)       2,944
       Increase (decrease) in
          income taxes payable              15,816       (4,742)      (8,329)
       Increase (decrease) in other
          current liabilities                9,796      (19,267)      26,511
       Increase (decrease)
          in other liabilities              (4,751)        (316)      16,053
     All other, net                          2,218         (379)        (850)
                                         ---------    ---------    ---------
         Total adjustments                  85,285       91,672       22,173
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         operating activities              107,247       45,183       (6,430)
                                         ---------    ---------    ---------






                                     -24-
PAGE

Cash flows from investing activities:
  Purchase of plant and equipment          (26,507)     (19,872)     (35,396)
  Proceeds from sale of
    plant and equipment                      2,480          926          289
  Proceeds from sale of Cleo, Inc.
    net of escrow amount                        -        96,437           -
  Collection of note receivable
    from sale of Cleo, Inc.                 24,574           -            -
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         investing activities                  547       77,491      (35,107)
                                         ---------    ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in
    short-term borrowings                  (19,000)     (86,950)      43,680
  Payments on long-term debt                (7,628)     (22,207)      (3,917)
  Issuance of common stock                   1,434           49          784
  Acquisition of common stock
    for treasury                                -           (11)         (52)
  Dividends paid                                -            -        (6,435)
                                         ---------    ---------    ---------
       Net cash provided by (used in)
         financing activities              (25,194)    (109,119)      34,060
                                         ---------    ---------    ---------
Net increase (decrease) in
 cash and equivalents                       82,600       13,555       (7,477)

Cash and equivalents at beginning of year   15,555        2,000        9,477
                                         ---------    ---------    ---------
Cash and equivalents at end of year      $  98,155    $  15,555    $   2,000
                                         =========    =========    =========
Supplemental disclosure of
 cash flow information:
  Cash paid during the year for:
    Interest                             $   3,455    $  10,489    $   9,325
    Income taxes                           (13,973)       1,751       10,240

  Noncash investing and
   financing activities:
    Purchase of plant and equipment
      through capital lease obligation          -        19,160           -
    Note received in connection with
      the sale of Cleo, Inc.                    -        24,574           -

[FN]

See accompanying notes to consolidated financial statements.









                                     -25-
PAGE

Gibson Greetings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 1996, 1995 and 1994
(Dollars in thousands except per share amounts)


                                            1996         1995         1994
                                         ---------    ---------    ---------
Common stock, par value $.01:
    Balance at beginning of year         $     166    $     166    $     165
    Exercise of stock options                    1           -             1
                                         ---------    ---------    ---------
                                               167          166          166
                                         ---------    ---------    ---------
Paid-in capital:
    Balance at beginning of year            46,041       45,992       45,209
    Exercise of stock options                1,433           49          783
                                         ---------    ---------    ---------
                                            47,474       46,041       45,992
                                         ---------    ---------    ---------
Retained earnings:
    Balance at beginning of year           191,793      238,282      273,320
    Net income (loss)                       21,962      (46,489)     (28,603)
    Cash dividends paid ($.40
      per share in 1994)                        -            -        (6,435)
                                         ---------    ---------    ---------
                                           213,755      191,793      238,282
                                         ---------    ---------    ---------
Foreign currency translation adjustment:
    Balance at beginning of year            (1,807)      (1,000)         291
    Aggregate adjustments resulting from:
      Translation of financial statements
      into U.S. dollars                        513         (807)      (1,291)
      Liquidation of Gibson de Mexico
      S.A. de C.V.                           2,165           -            -
                                         ---------    ---------    ---------
                                               871       (1,807)      (1,000)
                                         ---------    ---------    ---------
Less treasury stock, at cost:
    Balance at beginning of year             5,951        5,940        5,888
    Common stock acquired                       -            11           52
                                         ---------    ---------    ---------
                                             5,951        5,951        5,940
                                         ---------    ---------    ---------
        Total stockholders' equity       $ 256,316    $ 230,242    $ 277,500
                                         =========    =========    =========

[FN]
See accompanying notes to consolidated financial statements.




                                     -26-
PAGE

                            Gibson Greetings, Inc.
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1996, 1995, and 1994
                (Dollars in thousands except per share amounts)


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

     Consistent with general industry practice, the Company has entered into long-term sales agreements with certain retailers. These sales agreements typically have terms ranging from 3 to 5 years, and generally specify a minimum sales volume commitment. In certain of these sales agreements, negotiated cash payments or credits constitute advance discounts against future sales. These payments are capitalized and amortized over the initial term of the sales agreement. In the event of default by a retailer, such as bankruptcy or liquidation, a sales agreement may be deemed impaired and unamortized amounts may be charged against operations immediately following the default. The Company conducts business based upon periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company does not believe a concentration of business risk exists due to the diversity of channels of distribution and geographic location of its retail customers; however, the Company does believe it has certain risks related to up-front payments on long-term customer sales agreements.

     As further discussed in Note 13, the Company sold Cleo, Inc. (Cleo), its wholly-owned gift wrap subsidiary, to CSS Industries, Inc. in mid-November 1995. In addition to gift wrap and related products, Cleo manufactured and sold boxed Christmas cards and Valentines. In view of the poor economic conditions and devaluation of the peso in Mexico, the Company liquidated its investment in Gibson de Mexico S.A. de C.V. (Gibson de Mexico), a majority-owned subsidiary, during 1996 resulting in a loss on liquidation of $2,107 and an income tax benefit of $3,673 for a net increase in net income of $1,566 or $.10 per share.

     One customer in 1996 accounted for approximately 16% of net sales. Prior to the sale of Cleo, one customer in 1995 accounted for approximately 12% of net sales; however, on a pro forma basis, without Cleo, the Company's largest customer accounted for approximately 13% of net sales. During 1994, the Company's largest customer accounted for approximately 12% of net sales.
                                     -27-
PAGE

Retail operations

     The Paper Factory of Wisconsin, Inc. (The Paper Factory) operates retail stores located primarily in manufacturers' outlet shopping centers. The Paper Factory offers broad product assortments of nationally recognized brand gift wrap, greeting cards, paper decorations, wedding supplies and other paper products.


International operations

     Gibson Greetings International Limited (Gibson International) markets the Company's products primarily in the United Kingdom and other European countries. The minority stockholders of Gibson International are principal officers of Gibson International.

     The activities of this subsidiary were not material to consolidated operations in 1996, 1995 and 1994.


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


Plant and equipment

     Plant and equipment are stated at cost. Plant and equipment, except for leasehold improvements, are depreciated over their related estimated useful lives, using the straight-line method. Generally, buildings are depreciated over 40 years; machinery and equipment are depreciated over 3 to 11 years; and display fixtures are depreciated over 3 to 5 years. Leasehold improvements are amortized over the terms of the respective leases (see Note 11), using the straight-line method. Expenditures for maintenance and repairs are charged to operations currently; renewals and betterments are capitalized.


Other assets

     Other assets include deferred and prepaid costs, goodwill and other intangibles. Deferred and prepaid costs principally represent costs incurred relating to long-term customer sales agreements. Deferred and prepaid costs are amortized ratably over the terms of the agreements, generally 3 to 5 years.




                                     -28-
PAGE

     Goodwill, principally from the acquisition of The Paper Factory in 1993, represents the excess of cost over fair value of net assets acquired. Goodwill and other intangibles are amortized over periods ranging from 3 to 20 years, using the straight-line method. Accumulated goodwill amortization at December 31, 1996 and 1995 was $4,687 and $4,367, respectively. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount.


Accounting for long-lived assets

     Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During 1996, the carrying value of certain long-term sales agreements and related display fixtures exceeded the fair value of the assets based on current and estimated future cash flows. The effect on the 1996 results was not material.


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


Computation of net income (loss) per share

     The computation of net income (loss) per share is based upon the weighted average number of shares of common stock and equivalents outstanding during the year: 16,447,993 shares for 1996, 16,243,483 shares for 1995, and
16,130,140 shares for 1994.














                                     -29-
PAGE

Restatements and reclassifications

     In an institution and settlement of administrative proceedings dated December 22, 1994 against Bankers Trust (the Bankers Trust Order), the Securities and Exchange Commission alleged that Bankers Trust misled the Company about the value of the Company's derivative positions. During 1995, the Company restated the accompanying 1994 year-end consolidated financial statements to reflect derivative values based on Bankers Trust's computer model as set forth in the Bankers Trust Order. Such restatement resulted in a $4,571 reduction in previously reported 1994 consolidated net loss or $.28 per share. This restatement, coupled with the November 23, 1994 settlement between the Company and Bankers Trust, as discussed in Note 6, resulted in a net gain on derivative transactions and settlement in 1994 of $1,641 or $.06 per share as shown in the accompanying consolidated statements of operations.


Use of estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.


Note 2--Trade Receivables

     Trade receivables at December 31, 1996 and 1995, consist of the following:

                                                1996        1995
                                             ---------   ---------
         Trade receivables                   $ 101,712   $ 105,898
         Less reserve for returns,
          allowances, cash discounts
          and doubtful accounts                 59,289      59,278
                                             ---------   ---------
                                             $  42,423   $  46,620
                                             =========   =========













                                     -30-
PAGE

Note 3--Inventories

     Inventories at December 31, 1996 and 1995, consist of the following:

                                                1996        1995
                                             ---------   ---------
        Finished goods                       $  47,666   $  47,967
        Work-in-process                         11,710      12,409
        Raw materials and supplies               5,693       7,927
                                             ---------   ---------
                                             $  65,069   $  68,303
                                             =========   =========



Note 4--Plant and Equipment

     Plant and equipment at December 31, 1996 and 1995, consist of the following:

                                                1996        1995
                                             ---------   ---------
        Land and buildings                   $  32,155   $  32,800
        Machinery and equipment                 52,948      44,437
        Display fixtures                        81,480      83,784
        Leasehold improvements                  11,700      10,484
        Construction in progress                 3,257       1,598
                                             ---------   ---------
                                               181,540     173,103
        Less accumulated depreciation           88,891      82,290
                                             ---------   ---------
                                             $  92,649   $  90,813
                                             =========   =========

     At December 31, 1996 and 1995, buildings included assets acquired under capital lease obligations of $19,135. Accumulated depreciation on such assets totaled $1,190 and $132 at December 31, 1996 and 1995, respectively.












                                     -31-
PAGE

Note 5--Other Assets

     Other assets at December 31, 1996 and 1995, consist of the following:

                                                1996        1995
                                             ---------   ---------
        Deferred and prepaid costs           $ 131,656   $ 138,114
        Goodwill and other intangibles          26,160      27,148
                                             ---------   ---------
                                               157,816     165,262
        Less accumulated amortization           68,701      59,808
                                             ---------   ---------
                                             $  89,115   $ 105,454
                                             =========   =========







































                                     -32-
PAGE

Note 6--Debt

     Debt at December 31, 1996 and 1995, consists of the following:

                                                1996        1995
                                             ---------   ---------
        Debt due within one year:
        Current portion of long-term
          debt                               $   7,901   $   9,894
        Loans payable to banks
          under a revolving credit
          agreement bearing interest
          at a weighted average rate
          of 6.57% in 1995                   $      -    $  19,000
                                             ---------   ---------
                                             $   7,901   $  28,894
                                             =========   =========
        Long-term debt:
        Senior notes bearing interest
          at 9.33%, with annual serial
          maturities through 2001            $  25,714   $  30,857
        Notes payable to former
          shareholders of The Paper
          Factory bearing interest
          at 5.01%, payable in annual
          installments of $2,019                 2,019       4,037
        Industrial revenue bonds bearing
          interest at 9.25%, payable in
          semi-annual installments of $300,
          secured by plant and equipment
          with a carrying value of $8,664
          and $5,712 at December 31, 1996
          and 1995, respectively                 1,200       1,800
        Other notes bearing interest at a
          weighted average rate of 5.20%,
          payable in quarterly
          installments, secured by the
          same assets securing
          the industrial revenue bonds             441         573
                                             ---------   ---------
                                                29,374      37,267
        Capital lease obligations payable
          in monthly installments through
          2013 (see Note 11)                    19,425      19,160
                                             ---------   ---------
                                                48,799      56,427
        Less portion due within one year         7,901       9,894
                                             ---------   ---------
                                             $  40,898   $  46,533
                                             =========   =========




                                     -33-
PAGE

     The Company has a 364-day revolving credit agreement providing $40,000 for general corporate purposes which expires in late April 1997. No borrowings were outstanding under the agreement at December 31, 1996.
Management believes that it will be able to extend this facility. When consummated, Management expects that the facility will have a duration of 364 days and will provide for borrowings in an amount adequate for the Company's needs over the term of the facility.

     The fair value of the Company's long-term debt (excluding capital lease obligations) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's gross long-term debt at December 31, 1996 was $30,145.

     The annual principal payments due on long-term debt for each of the years in the five-year period ended December 31, 2001, are $7,901, $5,890, $5,299, $5,142 and $5,142, respectively.

     No interest was capitalized for the years ended December 31, 1996, 1995 and 1994.

     Certain of the Company's debt agreements contain covenants, including limitations on dividends based on a formula related to net income (loss), stock sales and certain restricted investments. At December 31, 1996 the amount of unrestricted retained earnings available for dividends was $16,007, which includes a waiver in effect until June 1, 1997 on $7,000. At December 31, 1995, there were no unrestricted retained earnings available for dividends.

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

     At December 31, 1996 and 1995, the Company had two outstanding interest rate swap positions with a total notional amount of $2,400. These two agreements, with terms similar to the related industrial revenue bonds, are constituted as hedges and effectively reduce the Company's interest on the bonds from 9.25% to 6.67% through February 1998. The estimated fair value of these two agreements at December 31, 1995 was $28.
                                     -34-
PAGE

Note 7--Income Taxes

     The income tax provision (benefit) for the years ended December 31, 1996, 1995, and 1994 consists of the following:


                                            1996         1995         1994
                                         ---------    ---------    ---------
        Federal:
          Current                        $  10,216    $ (19,093)   $   1,574
          Deferred                          (1,251)      (2,252)     (14,530)
          Change in valuation allowance         -            -          (924)
          Alternative minimum tax
           credit carryforward                 200           -          (200)
          Deferred investment
           tax credits, net                    (64)         (79)        (100)
                                         ---------    ---------    ---------

                                             9,101      (21,424)     (14,180)
                                         ---------    ---------    ---------
        State and local:
          Current                            2,325        5,405          649
          Deferred                            (319)        (570)      (3,239)
          Change in valuation allowance         -            -          (211)
                                         ---------    ---------    ---------
                                             2,006        4,835       (2,801)
                                         ---------    ---------    ---------
                                         $  11,107    $ (16,589)   $ (16,981)
                                         =========    =========    =========

     The effective income tax rate for the years ended December 31, 1996, 1995 and 1994, varied from the statutory federal income tax rate as follows:


                                            1996         1995         1994
                                         ---------    ---------    ---------
        Statutory federal
          income tax rate                    35.0%        35.0%        35.0%
        State and local income taxes,
          net of federal income tax
          benefit                             3.9          3.2          4.0
        Liquidity of subsidiary              (7.4)          -            -
        Nondeductible losses                  0.3         (8.5)        (2.6)
        Other                                 1.8         (3.4)         0.8
                                         ---------    ---------    ---------
                                             33.6%        26.3%        37.2%
                                         =========    =========    =========


                                     -35-
PAGE

     The above schedule includes the effect of state and foreign net operating losses for which no benefits have been provided.

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws.

     The net deferred taxes for the years ended December 31, 1996 and 1995 consist of the following:

                                                1996        1995
                                             ---------   ---------
        Current deferred taxes:
                Gross assets                 $  44,852   $  45,275
                Alternative minimum
                 tax carryforward                   -          200
                Gross liabilities                 (254)       (464)
                                             ---------   ---------
                                                44,598      45,011
                                             ---------   ---------
        Noncurrent deferred taxes:
                Gross assets                    23,854      21,573
                Valuation allowance               (830)       (830)
                Gross liabilities               (6,304)     (5,806)
                Deferred investment
                  tax credits                     (128)       (192)
                                             ---------   ---------
                                                16,592      14,745
                                             ---------   ---------
                                             $  61,190   $  59,756
                                             =========   =========

     The Company has recorded a valuation allowance with respect to the deferred tax assets reflected in the following table as a result of recent capital losses and uncertainties with respect to the amount of taxable capital gain income which will be generated in future years.

















                                     -36-
PAGE

     The tax balances of significant temporary differences representing deferred tax assets and liabilities for the years ended December 31, 1996 and 1995, consist of the following:

                                                1996        1995
                                             ---------   ---------
        Reserve for returns, allowances,
          cash discounts and doubtful
          accounts                           $  24,911   $  25,390
        Reserve for inventories
          and related items                      6,103       6,222
        Postretirement benefits                  2,238       2,251
        Depreciation of plant
          and equipment                         (6,188)     (5,713)
        Reserve for display fixtures             1,006       1,628
        Accrued compensation and benefits       17,802      17,223
        Sales agreement payments due             7,697       4,067
        Other accruals and reserves, net         8,579       9,510
        Alternative minimum tax
          carryforward                              -          200
        Deferred investment tax credits           (128)       (192)
                                             ---------   ---------
                                                62,020      60,586
        Valuation allowance                       (830)       (830)
                                             ---------   ---------
                                             $  61,190   $  59,756
                                             =========   =========


Note 8--Other Current Liabilities

     Other current liabilities at December 31, 1996 and 1995, consist of the following:

                                                1996        1995
                                             ---------   ---------
        Compensation, payroll taxes
          and related withholdings           $  18,074   $  16,584
        Customer allowances                     14,525      12,963
        Accrued insurance                       10,810      10,029
        Sales agreement payments due
          within one year                        8,592       7,628
        Accrued interest                         8,189       6,221
        Property and other taxes                 4,259       4,397
        Other                                   16,989      13,820
                                             ---------   ---------
                                             $  81,438   $  71,642
                                             =========   =========

                                     -37-
PAGE

Note 9--Employee and Retirement Benefit Plans

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

     The following table sets forth the Retirement Plan's funded status on the measurement dates, December 31, 1996 and 1995, and a reconciliation of the funded status to the amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995:

                                                1996        1995
                                             ---------   ---------
        Actuarial present value of
          benefit obligations:
             Vested benefit obligation       $  60,741   $  61,449
                                             =========   =========
             Accumulated benefit
               obligation                    $  64,152   $  65,247
                                             =========   =========
             Projected benefit
               obligation for services
               rendered to date              $  71,117   $  74,779
        Plan assets at fair market value        78,656      68,068
                                             ---------   ---------
        Projected benefit obligation
          greater than (less than)
          plan assets                           (7,539)      6,711
        Unrecognized prior service cost           (837)     (1,174)
        Unrecognized net gain resulting
          from experience different from
          assumed and effects of changes
          in assumptions                        19,858       6,454
                                             ---------   ---------
        Accrued pension expense included
          in other liabilities               $  11,482   $  11,991
                                             =========   =========


     The market value of the Retirement Plan assets exceeded assumed market value by $5,946. The changes in asset values relative to the measurement dates are primarily due to fluctuations in the market value of the Retirement Plan's equity investments.






                                     -38-
PAGE

     In addition to the Retirement Plan, the Company has established the following plans: a nonqualified defined benefit plan for employees whose benefits under the Retirement Plan are limited by provisions of the Internal Revenue Code; a nonqualified defined benefit plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under other Company plans; and a nonqualified plan to provide retirement benefits for members of the Company's Board of Directors who are not covered under any of the Company's other plans. These plans were unfunded at December 31, 1996 and 1995, although assets for these plans are held in certain grantor tax trusts known as "Rabbi" trusts. These assets are subject to claims of the Company's creditors, but otherwise must be used only for purposes of providing benefits under the plans.

     The following table sets forth the nonqualified defined benefit plans' benefit obligations on the measurement dates, December 31, 1996 and December 31, 1995, and a reconciliation of those obligations to the amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995:

                                                1996        1995
                                             ---------   ---------
        Actuarial present value of
          benefit obligations:
             Vested benefit obligation       $   4,263   $   4,039
                                             =========   =========
             Accumulated benefit
               obligation                    $   4,840   $   4,763
                                             =========   =========
             Projected benefit
               obligation for services
               rendered to date              $   5,081   $   5,452
        Unrecognized prior service cost         (1,414)     (1,657)
        Unrecognized net gain (loss)
          resulting from experience
          different from assumed and
          effects of changes in
          assumptions                              248        (306)
                                             ---------   ---------
        Accrued pension expense included
          in other liabilities               $   3,915   $   3,489
                                             =========   =========


     The assumed weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the plans was 7.75% and 4.50% in 1996 and 7.25% and 4.50% in 1995, respectively. The change in the discount rate from 7.25% to 7.75% reduced the Retirement Plan's projected benefit obligation by $4,564. The assumed long-term rate of return on plan assets used for valuation purposes was 9.0% for 1996 and 1995.




                                     -39-
PAGE

     A summary of the components of net pension expense for all of the Company's defined benefit plans for the years ended December 31, 1996, 1995 and 1994, is as follows:


                                            1996         1995         1994
                                         ---------    ---------    ---------
        Service cost-benefits earned
          during the period              $   2,158    $   2,652    $   3,285
        Interest cost on projected
          benefit obligation                 5,635        5,833        5,339
        Net amortization and deferral        6,494        7,409       (6,103)
        Actual return on plan assets       (11,744)     (13,178)         902
        Other                                   -            -           284
                                         ---------     --------    ---------
                                         $   2,543     $  2,716    $   3,707
                                         =========     ========    =========

     The Company has two defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code. The plans provide that employees meeting certain eligibility requirements may defer a portion of their salary subject to certain limitations. The Company pays certain administrative costs of the plans and contributes to the plans based upon a percentage of the employee's salary deferral and an annual additional contribution at the discretion of the Board of Directors. Eligible employees of Cleo participated in one of these defined contribution plans through the date of the sale of Cleo on November 14, 1995. The total expense for these plans for the years ended December 31, 1996, 1995 and 1994, was $752, $452 and $550, respectively.

     The Company had a defined contribution plan for Cleo employees who were members of a collective bargaining unit. Benefits under this plan were determined based upon years of service and an hourly contribution rate. Pension expense for this plan for the years ended December 31, 1995 and 1994, was $218 and $409, respectively. As a result of the sale of Cleo, the Company has no further obligations to the plan.

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









                                     -40-
PAGE

     A  reconciliation  of  the  accumulated postretirement benefit obligation
(APBO) measured as of December 31, 1996 and 1995 to the amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995, is as follows:

                                                1996        1995
                                             ---------   ---------
        Retirees                             $     930   $   1,475
        Fully eligible active employees          1,030         997
        Other active employees                   1,020       1,117
                                             ---------   ---------
        Accumulated benefit obligation
          (unfunded)                             2,980       3,589
        Unrecognized prior service cost             89         100
        Unrecognized net gain                    2,042       1,475
                                             ---------   ---------
        Accrued APBO included in
          other liabilities                  $   5,111   $   5,164
                                             =========   =========


     The accumulated benefit obligation for 1996 and 1995 was determined using the following assumptions:
                                1995                    1995
                         ------------------      ----------------
     Discount rate             7.75%                   7.25%
     Health care cost    8.5% for 1997           9% for 1996
     trend rate          graded down per         graded down per
                         year to 6% in the       year to 6% in the
                         year 2002, 5.5%         year 2002, 5.5%
                         thereafter              thereafter

     Net periodic cost of these benefits for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                            1996          1995          1994
                                         ---------     ---------     ---------
        Service cost-benefits earned
          during the period              $     152     $     161     $     171
        Interest cost on
          accumulated benefits                 219           349           363
        Net amortization                      (142)          (70)           42
        Other                                   -             -             68
                                         ---------     ---------     ---------
                                         $     229     $     440     $     644
                                         =========     =========     =========



                                     -41-
PAGE

     The health care cost trend rate assumption does not have a significant effect on the amounts reported. For example, a 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1996, and the net periodic cost for the year then ended, by approximately 4% each.


Note 10--Stockholders' Equity

Employee stock plans

     Under various stock option and incentive plans, the Company may grant incentive and nonqualified stock options to purchase up to 3,342,500 shares of common stock. All incentive options were granted at the fair market value on the date of grant. Incentive stock options generally become exercisable one year after the date granted and expire ten years after the date granted, if not earlier expired due to termination of employment. Nonqualified stock options become exercisable according to a vesting schedule determined at the date granted and expire on the date set forth in the option agreement, if not earlier expired due to termination of employment. Certain nonqualified stock options were granted at exercise prices in excess of the fair market value on the date of grant. Under certain stock incentive plans, the Company may grant the right to purchase restricted shares of its common stock. Such shares are subject to restriction on transfer and to repurchase by the Company at the original purchase price. The purchase price of restricted shares is determined by the Company and may be nominal. No restricted shares were granted in 1996, 1995 or 1994.






























                                     -42-
PAGE

     A summary of stock option activity during the years ended December 31, 1996, 1995 and 1994, is as follows:


                       1996                 1995                  1994
               -------------------   -------------------   -------------------
                          Weighted              Weighted              Weighted
                           Average               Average               Average
                          Exercise              Exercise              Exercise
                Shares      Price     Shares      Price     Shares      Price
               ---------  --------   ---------  --------   ---------  --------
Outstanding
beginning
of year        1,033,166  $ 14.58    1,321,619  $ 18.79    1,063,042  $ 19.75
 Granted -
 exercise
 price on
 date of
 grant:
  Equal to
  market price
  of stock       445,750    12.57       65,900    10.99      597,500    17.24
  Greater than
  market price
  of stock       350,000    14.64           -        -            -        -
 Effect of
 cancelled and
 reissued
 stock options        -        -            -     (8.43)          -        -
 Exercised      (119,077)   10.16       (5,600)   13.16      (46,263)   17.70
 Forfeited      (285,566)   19.81     (340,503)   18.04     (291,140)   19.43
 Expired              -        -        (8,250)   20.00       (1,520)   16.42
               ---------  --------   ---------  --------   ---------  --------
Outstanding
end of year    1,424,273  $ 13.29    1,033,166  $ 14.58    1,321,619  $ 18.79
               =========  ========   =========  ========   =========  ========
Exercisable
end of year      694,694  $ 14.07      388,999  $ 20.47      641,408  $ 20.00
               =========  ========   =========  ========   =========  ========














                                     -43-
PAGE

     The range of exercise prices on shares outstanding as of December 31, 1996 is as follows:


                                           Weighted
                              Weighted      Average                   Weighted
   Range of                    Average     Remaining                   Average
   Exercise       Shares      Exercise    Contractual     Shares      Exercise
    Prices      Outstanding     Price        Life       Exercisable     Price
-------------   -----------   --------    -----------   -----------   --------
$  9.75-14.50    1,162,273    $ 12.07         6.82         514,994    $ 12.07
  14.63-18.38      162,800      16.76         5.38          85,500      17.53
  19.63-28.00       99,200      21.84         4.42          94,200      21.88


     For the years ended 1996, 1995 and 1994, compensation expense recognized under stock-based employee compensation was not material. During 1995, 476,600 options outstanding at the beginning of the year were canceled and reissued at $9.75.

     At December 31, 1996, 73,238 shares were available under the stock option and incentive plans, of which 32,838 shares could be issued as restricted shares. Of the total shares available, 29,000 shares were reserved for issuance  pursuant  to  the  Company's  Stock  Option  Plan  for  Non-Employee
Directors.

     During 1996, the Company granted options for 300,000 shares of common stock in excess of those available under its existing stock option plans, including options for 250,000 shares to the Company's Chief Executive Officer. Stockholder approval of these options will be requested at the 1997 Annual Meeting. Options for 150,000 shares have an exercise price of $15.50 per share, options for 100,000 shares have an exercise price of $16.50 per share and options for 50,000 shares have an exercise price of $19.00 per share. At the time of approval, the amount by which the market value of the Company's common stock exceeds the exercise price of these options will be recognized as compensation expense and amortized over the vesting period of these options. In the event stockholder approval is not received, the Company's Chief Executive Officer has the right to terminate his employment contract during the following 60-day period.

     Effective January 1, 1996, the Company adopted SFAS No. 123 - "Accounting for Stock-Based Compensation." This statement encourages, but does not require, adoption of a fair-value-based accounting method for employee stock-based compensation arrangements. As permitted by the statement, the Company elected to only disclose pro forma net income and net income per share as if the fair-value-based method had been applied in measuring compensation costs.






                                     -44-
PAGE

     Pro forma information for the years ended December 31, 1996 and 1995, is as follows:

                                                  1996           1995
                                                ---------      ---------
      Pro forma net income (loss)               $ 20,264       $ (46,748)
                                                =========      =========
      Pro forma net income (loss) per share     $   1.23       $   (2.88)
                                                =========      =========

     Compensation expense reflected in the pro forma disclosures is not indicative of future amounts when the SFAS No. 123 prescribed method will apply to all outstanding nonvested awards.

     The weighted average fair value of options granted was $2,689 in 1996 and $1,952 in 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995: expected dividend yield of .94% to 2.02%; expected option lives of five years; expected volatility of .2840 to
 .3962; and risk-free interest rates of 6.25% to 7.50%, for both years.


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



                                     -45-
PAGE

Note 11--Commitments

Lease commitments

     In  connection  with  the  sale  of  Cleo,  the  Company renegotiated its long-term agreement for certain of its principal facilities. The initial lease term of this amended agreement runs through November 30, 2013, with one 10-year renewal option available. The basic rent under the lease contains scheduled rent increases every five years, including the renewal period. The lease contains a purchase option in 2005 (and again in 2010) at the fair market value of the properties at the date of exercise. As a condition of the lease, all property taxes, insurance costs and operating expenses are to be paid by the Company. For accounting purposes, this lease has been treated as a capital lease.

     The Company also leases additional manufacturing, distribution and administrative facilities, sales offices and personal property under noncancelable operating leases which expire on various dates through 2006. Certain of these leases contain renewal and escalating rental payment provisions as well as contingent payments based upon individual store sales.

     Rental expense for the years ended  December 31, 1996, 1995 and 1994,  on
all  real   and  personal   property,  was   $15,292,  $23,663   and  $24,493,
respectively.

     Minimum rental commitments under noncancelable leases as of December 31, 1996 are as follows:

                                           Capital    Operating
        Year ending December 31:            Lease       Lease
        -------------------------------   ---------   ---------
        1997                              $   3,100   $  13,976
        1998                                  3,100      12,408
        1999                                  3,100       6,347
        2000                                  3,152       4,280
        2001                                  3,720       2,215
        Thereafter                           52,960       1,771
                                          ---------   ---------
        Net minimum commitments              69,132   $  40,997
                                                      =========
            Less amount representing
              interest                       49,707
                                          ---------
        Present value of net minimum
          lease commitments               $  19,425
                                          =========







                                     -46-
PAGE

Contract commitments

     The Company has several long-term customer sales agreements which require payments and credits for each of the years in the four-year period ended December 31, 2000, of $8,592, $6,269, $4,466, and $3,539, respectively, and no payments and credits thereafter. These amounts are included as other current liabilities or other liabilities in the accompanying consolidated balance sheet as of December 31, 1996.


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


Note 12--Legal Proceedings

     In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In August 1996, the Court reconsidered its prior rulings and certified the case as a class action. The latest Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed a motion to dismiss the latest complaint and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. The case currently is scheduled to be tried in June 1997.

     The Company presently is unable to predict the effect of the ultimate resolutions of the matter described above upon the Company's results of operations and cash flows; as of this date, however, Management does not expect that such resolution would result in a material adverse effect upon the Company's total net worth, although a substantially unfavorable outcome could be material to such net worth.

     On April 10, 1995, two purported class action lawsuits were commenced against the Company, its then Chairman, President and Chief Executive Officer and its then Chief Financial Officer in the United States District Court for the Southern District of Ohio. The Complaints alleged violations of the federal securities law for an asserted failure to disclose allegedly material information regarding the Company's financial performance. The two lawsuits were consolidated and captioned In Re Gibson Greetings Securities Litigation
II. This litigation has been concluded through the creation of a $1,600 settlement fund, most of which is covered by insurance.

                                     -47-
PAGE

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



































                                     -48-
PAGE

Note 13--Sale of Cleo, Inc.

     Effective November 15, 1995, the Company consummated its agreement to sell Cleo to CSS Industries, Inc. Total consideration to the Company amounted to approximately $133,074, consisting of $96,500 in cash, a note due and paid on January 29, 1996 for $24,574 and $12,000 which is held in escrow for certain post-closing adjustments and indemnification obligations. In addition, the Company was released from approximately $14,956 of third-party debt which was retained by Cleo under its new owner. This transaction resulted in a loss of $54,471, net of taxes of $28,541, which has been included in operations for the year ended December 31, 1995.

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











                                     -49-
PAGE

Note 14--Quarterly Financial Data - Actual and Pro Forma (Unaudited)

(Dollars in
thousands except       First      Second       Third      Fourth
per share amounts)    Quarter     Quarter     Quarter     Quarter     Year
                     --------    --------    --------    --------    --------

1996 Actual
-------------------
Net sales            $ 97,572    $ 88,397    $ 92,369    $111,083    $389,421
Total revenues         97,779      88,585      92,551     111,331     390,246
Cost of products
  sold                 39,338      31,106      38,721      48,064     152,229
Other operating
  expenses             52,207      46,082      50,710      50,491     199,490
Interest expense, net   1,489       1,090         902       1,977       5,458
Net income              5,596       5,869       4,054       6,443      21,962
Net income per share     0.34        0.36        0.25        0.39        1.34

1995 Actual (1)
-------------------
Net sales            $100,164    $ 97,323    $144,121    $198,537    $540,145
Total revenues        100,287      97,470     144,323     198,741     540,821
Cost of products
  sold                 39,168      37,520      82,520     109,494     268,702
Other operating
  expenses             56,774      55,264     140,437      70,459     322,934
Interest expense, net   3,045       2,873       3,254       3,091      12,263
Net income (loss)         271         641     (55,208)      7,807     (46,489)
Net income
  (loss) per share       0.02        0.04       (3.41)       0.49       (2.86)

1995 Pro Forma (1)(2)
-------------------
Net sales            $ 92,554    $ 87,369    $ 89,343    $118,947    $388,213
Total revenues         92,671      87,516      89,546     119,151     388,884
Cost of products
  sold                 32,943      29,059      38,383      48,149     148,534
Other operating
  expenses             49,306      47,467      45,463      59,678     201,914
Interest expense, net   2,253       2,185       2,216       1,918       8,572
Net income              4,582       4,940       1,937       4,817      16,276
Net income per share     0.28        0.31        0.12        0.29        1.00


     (1) The 1995 fourth quarter included a reduction in expenses resulting from an adjustment to customer returns and allowances increasing net income
(loss) by $2,545 or $.16 per share and an increase in expenses attributed to the full reserve of the Company's investment in Gibson de Mexico decreasing net income (loss) by $1,157 or $.07 per share.



                                     -50-
PAGE

     (2) The unaudited Quarterly Financial Data - Pro Forma is based upon the Statements of Operations of the Company for each of the four quarters and year ended December 31, 1995 and gives effect to the sale of Cleo as if it had occurred as of January 1, 1995 after giving effect to the pro forma adjustments. Pro forma adjustments represent management fee allocations including legal, tax and administrative expenses that were not expected to be eliminated, reduction in interest expense as a result of prepayment of short-term debt with sale proceeds and additional commitment fees on the unused portion of the revolving credit facility and an increase in income tax resulting from the income tax on reversal of loss on sale of Cleo net of pro forma expenses. Senior notes were assumed not to be prepaid. The pro forma quarterly financial data referred to above does not purport to represent what the Company's financial position or results of operations actually would have been if the sale, in fact, occurred on the dates referred to above or to project the Company's results of operations for any period. This pro forma quarterly financial data should be read in conjunction with the consolidated financial statements and notes thereto.








































                                     -51-
PAGE

Independent Auditors' Report





To the Board of Directors and
Stockholders of Gibson Greetings, Inc.
Cincinnati, Ohio



     We have audited the accompanying consolidated balance sheets of Gibson Greetings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Companies at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP


/s/ Deloitte & Touche LLP
--------------------------

Cincinnati, Ohio
February 12, 1997




                                     -52-
PAGE

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Not Applicable.





















































                                     -53-
PAGE

                             PART III

     Except as set forth below, the information required by this Part is included in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders, and is incorporated by reference herein.


Item 10.  Directors and Executive Officers of the Registrant

 The Executive Officers of the Company (at March 1, 1997) are as follows:

        Name                      Age           Title
        -------------------       ---           ----------------------------
        Frank J. O'Connell         53           President and
                                                  Chief Executive Officer

        Paul W. Farley             52           Assistant Treasurer and
                                                  Principal Accounting Officer

        Gregory Ionna              45           Executive Vice President -
                                                  Gibson Card Division


     FRANK J. O'CONNELL. Mr. O'Connell has been the Company's Chief Executive Officer and President since August 1996. He was a business consultant from May 1995 to August 1996. He served as the President and Chief Executive Officer of Skybox International, Inc. (Skybox), a trading card manufacturer, from July 1991 to May 1995. Prior to joining Skybox, he was a venture capital consultant from February 1990 to July 1991 and served as President of Reebok Brands, North America from February 1989 to February 1990. He became a director of the Company in August 1996.

     PAUL W. FARLEY. Mr. Farley has served as the Principal Accounting Officer since September 1996. In 1992, he became Vice President, Finance of the Gibson Card Division. Previously, he served as Corporate Controller from 1986 to 1992. He was appointed Assistant Treasurer in 1981.

     GREGORY IONNA. Mr. Ionna has been Executive Vice President - Gibson Card Division since September 1993. Prior to that he served in various capacities within the Sales and Marketing functions of the Company .

     Officers serve with the approval of the Board of Directors.













                                     -54-
PAGE

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     a) The following documents are filed as part of this report:


     1. Financial Statements:

    Page
   Herein  Financial Statement
   ------  --------------------------------------------------------------
     21    Consolidated Statements of Operations for the years ended
            December 31, 1996, 1995 and 1994

     22    Consolidated Balance Sheets as of December 31, 1996 and 1995

     24    Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994

     26    Consolidated  Statements of  Changes in  Stockholders' Equity
            for the years ended December 31, 1996, 1995 and 1994

     27    Notes to Consolidated Financial Statements

     52    Independent Auditors' Report



     2. Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:

    Page
   Herein  Schedule
   ------  --------------------------------------------------------------
     57    Valuation and Qualifying Accounts



     3. Exhibits:    See  Index  of  Exhibits  (page 36) for a listing
         of all exhibits filed with this annual report on Form 10-K


     b) Reports on Form 8-K:   The Company filed no reports on Form 8-K
                                   with the  Securities  and  Exchange
                                   Commission during the quarter ended
                                   December 31, 1996.










                                     -55-
PAGE

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March 1997.
                                Gibson Greetings, Inc.

                                By      /s/ Frank J. O'Connell
                                        -----------------------
                                        Frank J. O'Connell
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of the 27th day of March 1997.

             Signature                  Title
            ----------                  -----
            /s/ Albert R. Pezzillo
            -------------------------
            Albert R. Pezzillo           Chairman of the Board


            /s/ Frank J. O'Connell       President and
            -------------------------    Chief Executive Officer
            Frank J. O'Connell           (principal executive officer)


            /s/ Paul W. Farley
            -------------------------    Assistant Treasurer
            Paul W. Farley               (principal accounting officer)


            /s/ George M. Gibson
            -------------------------
            George M. Gibson             Director


            /s/ Charles D. Lindberg
            -------------------------
            Charles D. Lindberg          Director


            /s/ Frank Stanton
            -------------------------
            Frank Stanton                Director


            /s/ Charlotte St. Martin
            -------------------------
            Charlotte St. Martin         Director


            /s/ C. Anthony Wainwright
            -------------------------
            C. Anthony Wainwright        Director
                                     -56-
PAGE

GIBSON GREETINGS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)


     Column A         Column B          Column C         Column D    Column E
-------------------  ----------  ---------------------  ----------   ---------
                                       Additions
                                 ---------------------
                     Balance at  Charged to   Charged                 Balance
                      Beginning  Costs and    to Other               at End of
   Description        of Period   Expenses    Accounts  Deductions    Period
-------------------  ----------  ----------  ---------  ----------   ---------
Deducted from
 trade receivables

Allowance for
 doubtful accounts:
  Twelve months
   ended 12/31/96    $ 12,305    $  2,086    $      -   $    737(A)  $ 13,654
  Twelve months
   ended 12/31/95      12,653       6,606           -      6,954(A)    12,305
  Twelve months
   ended 12/31/94      10,601      13,886           -     11,834(A)    12,653
Allowance for sales
 returns, allowances
 and cash discounts:
  Twelve months
   ended 12/31/96      46,973     101,815           -    103,153(B)    45,635
  Twelve months
   ended 12/31/95      54,742      97,445           -    105,214(B)    46,973
  Twelve months
   ended 12/31/94      42,918     121,450           -    109,626(B)    54,742

[FN]
--------------------

     (A) Accounts judged to be uncollectible and charged to reserve, net of recoveries (including Cleo through November 14, 1995) which were charged to the reserve, and the reduction in the allowance as a result of the sale of Cleo effective November 15, 1995 of $1,917.


     (B) Includes actual cash discounts taken by customers and sales returns and allowances granted to customers (including Cleo through November 14, 1995) all of which were charged to the reserve, and the reduction in the allowance as a result of the sale of Cleo effective November 15, 1995 of $5,495.





                                     -57-
PAGE

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

  10(c) Credit Agreement, dated as of April 26, 1996, by and among Gibson Greetings, Inc.; The Bank of New York; The Fifth Third Bank; Harris Trust and Savings Bank; NBD Bank, N.A.; The Sanwa Bank, Ltd.; The Sumitomo Bank, Ltd.; and The Bank of New York, as agent (*6)

  10(d) Form of Note Agreement between Gibson Greetings, Inc. and Connecticut Mutual Life, The Minnesota Mutual Life Insurance Company, The Reliable Life Insurance Company, Federated Life Insurance Company, The Variable Annuity Life Insurance Company and Nationwide Life Insurance Company, dated May 15, 1991 (*7)

  10(e)      Executive Compensation Plans and Arrangements

             (i)    1983 Stock Option Plan (*2)

             (ii)   1985 Stock Option Plan (*2)

             (iii)  1987 Stock Option Plan (*2)

             (iv)   1989 Stock Option Plan (*2)

             (v)    1989 Stock Option Plan for Nonemployee Directors (*2)

             (vi)   1996 Nonemployee Director Stock Plan (*8)

             (vii)  1991 Stock Option Plan (*9)



                                     -58-
PAGE

 Exhibit
 Number      Description
 -------     -----------------------------------------------------------------
             (viii) Employment Agreement between Gibson Greetings, Inc. and
                    Benjamin J. Sottile, dated April 1, 1993 (*10)

             (ix)   ERISA Makeup Plan (*11)

             (x)    Supplemental Executive Retirement Plan (*11)

             (xi) Agreements dated January 2, 1991 and December 10, 1993 between Gibson Greetings, Inc. and Stephen M. Sweeney (*2)

             (xii) Agreement dated November 17, 1995 between Gibson Greetings, Inc. and Stephen M. Sweeney (*12)

             (xiii) Agreement dated August 25, 1996 between Gibson Greetings,
                    Inc. and Frank J. O'Connell (*13)

             (xiv) Agreement dated December 28, 1996 between Gibson Greetings, Inc. and Gregory Ionna

             (xv) Agreements dated January 24, 1991 and December 10, 1993 between Gibson Greetings, Inc. and Paul W. Farley

             (xvi) Agreement dated September 3, 1996 between Gibson Greetings, Inc. and William L. Flaherty

             (xvii) Settlement Agreement dated February 18,1997 between
                    Gibson Greetings, Inc. and Benjamin J. Sottile

  10(f)      Stock Purchase Agreement (*14)

  10(g) Amendment dated November 15, 1995, to Lease Agreement, dated January 25, 1982, by and between Corporate Property Associates 2 and Corporate Associates 3 and Gibson Greetings, Inc. (*12)

  11         Computation of Income (Loss) per Share

  21         Subsidiaries of the Registrant

  23         Independent Auditors' Consent

  27         Financial Data Schedule (contained in EDGAR filing only)











                                     -59-
PAGE

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

       (6) The Company's Report on Form 10-Q for the quarter ended June
           30, 1996.

       (7) The Company's Report on Form 10-Q for the quarter ended June
           30, 1991.

       (8) The Company's definitive Proxy Statement dated April 24, 1996.

       (9) The Company's definitive Proxy Statement dated March 17, 1997.

      (10) The Company's Report on Form 10-Q for the quarter ended June 30,
            1993.

      (11) The Company's Report on Form 10-K for the year ended December
           31, 1992.

      (12) The Company's Report on Form 10-K for the year ended December
           31, 1995.

      (13) The Company's Report on Form 10-Q for the quarter ended September 30, 1996.

      (14) The Company's Report on Form 8-K dated November 15, 1995, filed November 30, 1995.

----------------------

The Company will furnish to the Commission upon request its long-term debt instruments not listed above.








                                     -60-
PAGE