Form 10-Q
period 1997-03-31
GIBSON GREETINGS INC
filed 1997-05-09
CIK 717829

-1-
PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  FORM 10-Q

[ X ] QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR  15(d) OF  THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,283,272 shares of common stock, par value $.01, outstanding at April 30, 1997.










                                     -2-
PAGE

Part I. Item 1. Financial Statements

                            GIBSON GREETINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per share amounts)
                                 (Unaudited)

                                          March 31,   December 31,  March 31,
                                             1997         1996         1996
                                          ---------    ---------    ---------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                    $ 113,863    $  98,155    $  48,910
  Trade receivables, net                     30,521       42,423       32,469
  Inventories                                62,753       65,069       69,012
  Income taxes receivable                        -            -        10,309
  Prepaid expenses                            2,676        2,958        3,667
  Deferred income taxes                      42,571       44,598       41,597
                                          ---------    ---------    ---------
    Total current assets                    252,384      253,203      205,964

PLANT AND EQUIPMENT, net                     90,246       92,649       89,573

DEFERRED INCOME TAXES                        17,478       16,592       14,986

OTHER ASSETS, net                            89,950       89,115      100,004
                                          ---------    ---------    ---------
                                          $ 450,058    $ 451,559    $ 410,527
                                          =========    =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Debt due within one year                $   7,903    $   7,901    $   9,896
  Accounts payable                           12,915       13,420        9,597
  Income taxes payable                       12,632       15,816           -
  Other current liabilities                  77,308       81,438       69,415
                                          ---------    ---------    ---------
    Total current liabilities               110,758      118,575       88,908

LONG-TERM DEBT                               40,630       40,898       46,275

SALES AGREEMENT PAYMENTS DUE
 AFTER ONE YEAR                              13,936       14,274       17,299

OTHER LIABILITIES                            21,880       21,496       22,224
                                          ---------    ---------    ---------
      Total liabilities                     187,204      195,243      174,706
                                          ---------    ---------    ---------




                                     -3-
PAGE

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                   -            -            -
  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                       -            -            -
  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,763,607 shares issued at March 31,
   1997, 16,708,059 shares issued at
   December 31, 1996 and 16,585,130
   shares issued at March 31, 1996              168          167          166
  Paid-in capital                            48,164       47,474       46,050
  Retained earnings                         219,828      213,755      197,385
  Foreign currency adjustment                   645          871       (1,829)
                                          ---------    ---------    ---------
                                            268,805      262,267      241,772
  Less treasury stock, at cost,
   494,601 shares                             5,951        5,951        5,951
                                          ---------    ---------    ---------
    Total stockholders' equity              262,854      256,316      235,821
                                          ---------    ---------    ---------
                                          $ 450,058    $ 451,559    $ 410,527
                                          =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.





























                                     -4-
PAGE

                            GIBSON GREETINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per share amounts)
                                 (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------

                                                          1997         1996
                                                       ---------    ---------
REVENUES                                               $  99,613    $  97,779
                                                       ---------    ---------
COSTS AND EXPENSES

  Operating expenses:

    Cost of products sold                                 36,214       34,338

    Selling, distribution and
     administrative expenses                              52,034       52,207
                                                       ---------    ---------
      Total operating expenses                            88,248       86,545
                                                       ---------    ---------
OPERATING INCOME                                          11,365       11,234
                                                       ---------    ---------
  Financing expenses, net:

    Interest expense                                       2,254        2,147
    Interest income                                       (1,448)        (658)
                                                       ---------    ---------
      Total financing expenses, net                          806        1,489
                                                       ---------    ---------
INCOME BEFORE INCOME TAXES                                10,559        9,745

  Income tax provision                                     4,486        4,149
                                                       ---------    ---------
NET INCOME                                             $   6,073    $   5,596
                                                       =========    =========
Net income per share                                   $    0.36    $    0.34
                                                       =========    =========
Dividends per share                                    $      -     $      -
                                                       =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.






                                     -5-
PAGE

                            GIBSON GREETINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------

                                                          1997         1996
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  6,073    $   5,596
                                                       ---------    ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation including write-down of display
     fixtures                                              5,517        5,482
    Loss on disposal of plant and equipment                  323          337
    Deferred income taxes                                  1,141        3,173
    Amortization of deferred costs and intangibles
     and write-down of deferred costs                      6,226        6,295
    Change in assets and liabilities:
     Decrease in trade receivables, net                   11,902       14,151
     (Increase) decrease in inventories                    2,316         (709)
     Decrease in income tax receivable                        -           389
     Decrease in prepaid expenses                            282          387
     Increase in other assets, net of amortization        (7,061)        (845)
     Increase (decrease) in accounts payable                (505)       1,602
     Decrease in income taxes payable                     (3,184)          -
     Decrease in other current liabilities                (4,130)      (2,227)
     Increase (decrease) in other liabilities                 46         (998)
    All other, net                                           (11)          34
                                                       ---------    ---------
      Total adjustments                                   12,862       27,071
                                                       ---------    ---------
        Net cash provided by operating activities         18,935       32,667
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                         (3,706)      (4,722)
  Proceeds from sale of plant and equipment                   54           83
  Collection of note receivable from sale of
   Cleo, Inc.                                                 -        24,574
                                                       ---------    ---------
        Net cash provided by (used in)
         investing activities                             (3,652)      19,935
                                                       ---------    ---------








                                     -6-
PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term borrowings                       -       (18,998)
  Payments on long-term debt                                (266)        (258)
  Issuance of common stock                                   691            9
                                                       ---------    ---------
        Net cash provided by (used in)
         financing activities                                425      (19,247)
                                                       ---------    ---------
NET INCREASE IN CASH AND EQUIVALENTS                      15,708       33,355

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               98,155       15,555
                                                       ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD                  $ 113,863    $  48,910
                                                       =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                           $      78    $     203
    Income taxes                                           6,528          588

[FN]
See accompanying notes to condensed consolidated financial statements.


































                                     -7-
PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended March 31, 1997 and 1996
                   (In thousands except per share amounts)
                                 (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997, December 31, 1996 and March 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 - "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement on a pro forma basis to the 1996 first quarter and annual results and to the 1997 first quarter results and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods.


Note 2 - Seasonal Nature of Business

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.


Note 3 - Trade Receivables

Trade receivables consist of the following:

                                          March 31,   December 31,  March 31,
                                             1997         1996         1996
                                          ---------   -----------   ---------
Trade receivables                         $  84,094    $ 101,712    $  84,320

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                      53,573       59,289       51,851
                                          ---------    ---------    ---------
                                          $  30,521    $  42,423    $  32,469
                                          =========    =========    =========

                                     -8-
PAGE

Note 4 - Inventories

Inventories consist of the following:

                                          March 31,   December 31,  March 31,
                                             1997         1996         1996
                                          ---------    ---------    ---------
Finished goods                            $  46,196    $  47,666    $  51,328
Work-in-process                               9,696       11,710       10,329
Raw materials and supplies                    6,861        5,693        7,355
                                          ---------    ---------    ---------
                                          $  62,753    $  65,069    $  69,012
                                          =========    =========    =========


Note 5 - Net Income Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income per share is as follows:


                                                       1997          1996
                                                    ----------    ----------
Three months ended March 31,                            16,745        16,285
                                                    ==========    ==========
































                                     -9-
PAGE

Note 6 - Legal Matters

In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In August 1996, the Court reconsidered its prior rulings and certified the case as a class action. The latest Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed motions to dismiss and for summary judgement on the latest complaint and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. The case currently is scheduled to be tried in June 1997.

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

Three lawsuits in the New Castle County, Delaware Court of Chancery (Crandon Capital Partners v. Cooney, et al., Weiss v. Lindberg, et al. and Krim, et al.
v. Pezzillo, et al.), disclosed in previous filings (see the Company's annual report on Form 10-K for the year ended December 31, 1996), all have been dismissed without prejudice. No consideration was paid by the Company or any of the other defendants.

In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.




















                                     -10-
PAGE

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

Effective August 31, 1996, the Company liquidated its Mexican subsidiary Gibson de Mexico S.A. de C.V. (Gibson de Mexico). The operating results for Gibson de Mexico are included in the first quarter of 1996, but are not material to the consolidated results of operations.


Results of Operations - Three Months Ended March 31, 1997 Compared with Three Months Ended March 31, 1996

Revenues in the first quarter of 1997 increased 1.9% to $99.6 million from revenues of $97.8 million in the first quarter of 1996 reflecting growth at The Paper Factory of Wisconsin, Inc. (The Paper Factory) and increased international card sales partially offset by a decline in domestic greeting card net sales. The decline in domestic card sales reflects a volume decrease due to previously announced losses of greeting card customers and higher returns and allowances, partially offset by new rooftops and increased selling prices. Overall, returns and allowances were 21.8% of sales for the three months ended March 31, 1997 compared to returns and allowances of 21.3% for the comparable period in 1996 reflecting increased seasonal and everyday return and allowance provisions for domestic and international greeting card sales. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Total operating expenses were $88.2 million in the first quarter of 1997 representing a 2.0% increase from the total operating expenses of $86.5 million in the first quarter of 1996. Cost of products sold as a percent of revenues was 36.4% for the first quarter of 1997 versus cost of product sold as a percent of revenues of 35.1% for the first quarter of 1996. The increase was primarily due to the sales mix between operating units combined with higher costs at The Paper Factory. Selling, distribution and administrative expenses as a percent of revenues were 52.2% for the first quarter of 1997 versus 53.4% for the first quarter of 1996 primarily due to the accrual of certain one-time contractual termination costs and related expenses for the Company's former Chief Executive Officer in the first quarter of 1996 and reduced bad debt expense at the Card Division for the first quarter of 1997. These were offset by increased selling and marketing expenses related to new products in both domestic and international operations and growth at The Paper Factory.

Interest expense, net reflected increased interest income on invested balances in the first quarter of 1997 compared to the first quarter of 1996.

Pretax income for the first quarter of 1997 was $10.6 million compared to pretax income for the first quarter of 1996 of $9.7 million. The effective income tax rate was 42.5% for the first quarter of 1997 compared to an effective income tax rate of 42.6% for the first quarter of 1996.

Net income for the first quarter of 1997 was $6.1 million compared with net income of $5.6 million for the comparable period in 1996.


                                     -11-
PAGE

Liquidity and Capital Resources

Cash provided by operating activities for the first three months of 1997 was $18.9 million compared to $32.7 million for the comparable period in 1996. The decrease from 1996 reflected a reduction in trade receivables outstanding at the beginning of the year, payments to customers under sales agreements and payment of income taxes, partially offset by a decrease in inventory levels.

Cash used in investing activities in the first quarter of 1997 was $3.7 million compared to cash provided by investing activities of $19.9 million in the first quarter of 1996. Cash used in investing activities represents capital expenditures for the first quarter of 1997. The reduction in capital expenditures for the first quarter 1997 compared to the first quarter of 1996 represents the timing of capital projects. Capital expenditures for 1997 are expected to be comparable to 1996 levels. Cash provided by investing activities for the first quarter of 1996 included the collection of the note receivable of $24.6 million from the sale of Cleo, Inc., a former subsidiary of the Company which was sold in mid-November 1995.

Cash provided by financing activities for the three months ended March 31, 1997 was $.4 million compared to cash used by financing activities of $19.2 million in the comparable period of 1996. The change reflects no short-term borrowings at December 31, 1996 compared to the repayment of short-term borrowings outstanding at December 31, 1995.

Effective April 22, 1997, the Company entered into a $40.0 million, 364-day revolving bank credit line that will be utilized, if needed, for working capital purposes. This credit line replaces the previous agreement that was due to expire in late April 1997.

Under the terms of its Senior Note Agreement, the Company provided notice to the Noteholders on April 29, 1997 that it will prepay $7.1 million in principal, without premium, on June 2, 1997. This payment is in addition to the $7.1 million principal amount the Company is required to pay under the Note Agreement. As a result of these payments and prior retirements of Notes, all Notes will be repaid no later than June 1999.

In early May 1997, the Company decided to seek a buyer for The Paper Factory chain of retail outlets. The decision is a strategic one and is based on the determination that the Company should focus on its core business of greeting cards and related products. One desired condition of the sale is that the Company receive a long-term contract to supply The Paper Factory stores with product. A final decision to proceed with any sale will depend on whether a suitable price and terms of sale can be agreed upon with any potential buyer.

The Company is carrying significant cash balances. Other than the Senior Note prepayment discussed above, there currently are no commitments for the use of this cash, however, Management is evaluating various alternatives, including strategic acquisitions related to its core business.








                                     -12-
PAGE

Management believes that its cash flow from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies. (See Note 6 of Notes to Condensed Consolidated Financial Statements)

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.












































                                     -13-
PAGE

Part II. Other Information

Item 1. Legal Proceedings

The information presented in Note 6 of Notes to Condensed Consolidated Financial Statements (Part I. Item 1.) is incorporated by reference in response to this Item.

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


























                                     -14-
PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBSON GREETINGS, INC.


Date:   May 9, 1997                     By:/s/ Frank J. O'Connell
                                           -----------------------
                                          Frank J. O'Connell
                                          Chairman, President and
                                          Chief Executive Officer


                                        By:/s/ Paul W. Farly
                                           -----------------------
                                           Paul W. Farley
                                           Vice President - Controller and
                                           Assistant Treasurer
                                           Principal Accounting Officer

































                                     -15-
PAGE