Form 10-Q
period 1997-06-30
GIBSON GREETINGS INC
filed 1997-08-14
CIK 717829

-1-
PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  FORM 10-Q

[ X ] QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR  15(d) OF  THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,435,172 shares of common stock, par value $.01, outstanding at August 8, 1997.










                                     -2-
PAGE

Part I. Item 1. Financial Statements

                            GIBSON GREETINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per share amounts)
                                 (Unaudited)

                                           June 30,   December 31,   June 30,
                                             1997        1996          1996
                                          ---------    ---------    ---------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                    $ 106,033    $  98,155    $  64,291
  Trade receivables, net                     15,069       42,423       19,570
  Inventories                                71,461       65,069       73,377
  Income taxes receivable                        -            -         7,810
  Prepaid expenses                            2,974        2,958        3,196
  Deferred income taxes                      37,351       44,598       40,042
                                          ---------    ---------    ---------
    Total current assets                    232,888      253,203      208,286

PLANT AND EQUIPMENT, net                     89,641       92,649       91,441

DEFERRED INCOME TAXES                        17,926       16,592       15,168

OTHER ASSETS, net                            90,760       89,115       97,170
                                          ---------    ---------    ---------
                                          $ 431,215    $ 451,559    $ 412,065
                                          =========    =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Debt due within one year                $   7,886    $   7,901    $   7,898
  Accounts payable                           12,624       13,420        8,883
  Income taxes payable                        5,540       15,816           -
  Other current liabilities                  74,799       81,438       71,529
                                          ---------    ---------    ---------
    Total current liabilities               100,849      118,575       88,310

LONG-TERM DEBT                               24,379       40,898       41,139

SALES AGREEMENT PAYMENTS DUE
 AFTER ONE YEAR                              13,675       14,274       17,568

OTHER LIABILITIES                            22,210       21,496       23,131
                                          ---------    ---------    ---------
      Total liabilities                     161,113      195,243      170,148
                                          ---------    ---------    ---------




                                     -3-
PAGE

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                   -            -            -
  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                       -            -            -
  Common stock, par value $.01;
   50,000,000 shares authorized,
   16,900,773 shares issued at June 30,
   1997, 16,708,059 shares issued at
   December 31, 1996 and 16,602,528
   shares issued at June 30, 1996               169          167          166
  Paid-in capital                            49,973       47,474       46,218
  Retained earnings                         225,179      213,755      203,254
  Foreign currency adjustment                   732          871       (1,770)
                                          ---------    ---------    ---------
                                            276,053      262,267      247,868
  Less treasury stock, at cost,
   494,601 shares                             5,951        5,951        5,951
                                          ---------    ---------    ---------
    Total stockholders' equity              270,102      256,316      241,917
                                          ---------    ---------    ---------
                                          $ 431,215    $ 451,559    $ 412,065
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





























                                     -4-
PAGE

                            GIBSON GREETINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per share amounts)
                                 (Unaudited)

                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                            ----------------------    ----------------------
                               1997         1996         1997         1996
                            ---------    ---------    ---------    ---------
Revenues                    $  92,663    $ 88,585     $ 192,276    $ 186,364
                            ---------    ---------    ---------    ---------
Costs and expenses

  Operating expenses:

    Cost of products sold      31,072       31,106       67,286       65,444

    Selling, distribution
     and administrative
     expenses                  51,501       46,082      103,535       98,289
                            ---------    ---------    ---------    ---------
      Total operating
       expenses                82,573       77,188      170,821      163,733
                            ---------    ---------    ---------    ---------

Operating income               10,090       11,397       21,455       22,631
                            ---------    ---------    ---------    ---------
  Financing expenses:

    Interest expense            2,382        1,835        4,636        3,982

    Interest income            (1,522)        (745)      (2,970)      (1,403)
                            ---------    ---------    ---------    ---------
      Total financing
       expenses, net              860        1,090        1,666        2,579
                            ---------    ---------    ---------    ---------
Income before
 income taxes                   9,230       10,307       19,789       20,052

  Income taxes                  3,879        4,438        8,365        8,587
                            ---------    ---------    ---------    ---------
Net income                  $   5,351    $   5,869    $  11,424    $  11,465
                            =========    =========    =========    =========
Net income per share        $    0.32    $    0.36    $    0.68    $    0.70
                            =========    =========    =========    =========
Dividends per share         $      -     $      -     $      -     $      -
                            =========    =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                                     -5-
PAGE

                            GIBSON GREETINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                       ----------------------

                                                          1997         1996
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 11,424    $  11,465
                                                       ---------    ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation including write-down of display
     fixtures                                             11,049       10,867
    Loss on disposal of plant and equipment                  305          174
    Deferred income taxes                                  5,913        4,546
    Amortization of deferred costs and intangibles
     and write-down of deferred costs                     12,393       12,152
    Change in assets and liabilities:
     Decrease in trade receivables, net                   27,354       27,050
     Increase in inventories                              (6,392)      (5,074)
     Decrease in income taxes receivable                      -         2,888
     (Increase) decrease in prepaid expenses                 (16)         858
     Increase in other assets, net of amortization       (14,038)      (3,868)
     Increase (decrease) in accounts payable                (796)         888
     Decrease in income taxes payable                    (10,276)          -
     Decrease in other current liabilities                (6,639)        (113)
     Decrease in other liabilities                           115          178
    All other, net                                             2           30
                                                       ---------    ---------
      Total adjustments                                   18,974       50,576
                                                       ---------    ---------
     Net cash provided by operating activities            30,398       62,041
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                         (8,568)     (11,863)
  Proceeds from sale of plant and equipment                   81          197
  Collection of note receivable from sale of
   Cleo, Inc.                                                 -        24,574
                                                       ---------    ---------
     Net cash provided by (used in)
      investing activities                                (8,487)      12,908
                                                       ---------    ---------








                                     -6-
PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term borrowings                       -       (19,000)
  Payments on long-term debt, net                        (16,534)      (7,390)
  Issuance of common stock                                 2,501          177
                                                       ---------    ---------
     Net cash used in financing
      activities                                         (14,033)     (26,213)
                                                       ---------    ---------
NET INCREASE IN CASH AND EQUIVALENTS                       7,878       48,736

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               98,155       15,555
                                                       ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD                  $ 106,033    $  64,291
                                                       =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                           $   1,425    $   2,021
    Income taxes                                          12,729        1,154

[FN]
See accompanying notes to condensed consolidated financial statements.


































                                     -7-
PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Six Months Ended June 30, 1997 and 1996
                   (In thousands except per share amounts)
                                 (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997, December 31, 1996 and June 30, 1996, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 - "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement on a pro forma basis to the 1996 second quarter, six months and annual results and to the 1997 second quarter and six months results and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods.

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards (SFAS) No. 129 - "Disclosure of Information about Capital Structure," No. 130 - "Reporting Comprehensive Income" and No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 129, which must be adopted in the fourth quarter of 1997, will have no effect on the Company's financial position or results of operations. SFAS No. 130, which must be adopted in the first quarter of 1998, and SFAS No. 131, which must be adopted in the fourth quarter of 1998, will also have no effect on the Company's financial position. However, SFAS No. 130 will require the Company to report comprehensive income, a measure of performance that includes all non-owner sources of changes in equity. In addition to net income reported in these financial statements, comprehensive income would include unrealized gains and losses on securities available for sale and foreign currency translation adjustments. Management does not expect SFAS No. 131 to require the Company to change the reportable business segments included in its 1996 Annual Report on Form 10-K or to present additional information, including presenting additional information, including presenting certain business segment information in its quarterly financial statements.






                                     -8-
PAGE

Note 2 - Seasonal Nature of Business

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.


Note 3 - Trade Receivables

Trade receivables consist of the following:

                                           June 30,   December 31,   June 30,
                                             1997         1996         1996
                                          ---------   -----------   ---------
Trade receivables                         $  53,660    $ 101,712    $  66,190

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                      38,591       59,289       46,620
                                          ---------    ---------    ---------
                                          $  15,069    $  42,423    $  19,570
                                          =========    =========    =========
Note 4 - Inventories

Inventories consist of the following:

                                           June 30,   December 31,   June 30,
                                             1997         1996         1996
                                          ---------    ---------    ---------
Finished goods                            $  49,132    $  47,666    $  52,083
Work-in-process                              14,312       11,710       13,995
Raw materials and supplies                    8,017        5,693        7,299
                                          ---------    ---------    ---------
                                          $  71,461    $  65,069    $  73,377
                                          =========    =========    =========


Note 5 - Net Income Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income per share is as follows:


                                                       1997          1996
                                                    ----------    ----------
Three months ended June 30,                            16,940        16,243
                                                    ==========    ==========

Six months ended June 30,                              16,913        16,264
                                                    ==========    ==========







                                     -9-
PAGE

Note 6 - Legal Matters

In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In August 1996, the Court reconsidered its prior rulings and certified the case as a class action. However, on August 11, 1997, the Court entered a new order requiring the
Plaintiff to show cause why the Class now should not be decertified. The latest Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed motions to dismiss and for summary judgement on the latest complaint and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. The Court vacated a previously scheduled trial date, and no new date has been set.

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

























                                     -10-
PAGE

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

Effective August 31, 1996, the Company liquidated its Mexican subsidiary, Gibson de Mexico, S.A. de C.V. (Gibson de Mexico). The operating results for Gibson de Mexico are included in the three and six months ended June 30, 1996, but were not material to the consolidated results of operations.


Results of Operations - Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996


Revenues in the second quarter of 1997 increased 4.6% to $92.7 million from revenues of $88.6 million in the second quarter of 1996 reflecting growth at The Paper Factory of Wisconsin, Inc. (The Paper Factory) and increased international greeting card sales. Revenues also increased at Gibson's Card Division resulting from lower returns and allowances. Overall, returns and allowances were 12.5% of sales for the three months ended June 30, 1997 compared to returns and allowances of 18.0% for the comparable period in 1996 reflecting decreased seasonal and everyday return and allowance provisions for domestic greeting card sales. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Total operating expenses were $82.6 million in the second quarter of 1997 representing a 7.0% increase from total operating expenses of $77.2 million in the second quarter of 1996. Cost of products sold as a percent of revenues was 33.5% for the second quarter of 1997 versus 35.1% for the second quarter of 1996. The decrease was primarily due to favorable product mix resulting in lower product costs. Selling, distribution and administrative expenses as a percent of revenues were 55.6% for the second quarter of 1997 versus 52.0% for the second quarter of 1996 primarily due to increased selling and marketing expenses related to new product programs and business activities and international operations, a $1.1 million pretax charge for workforce reduction costs at the Card Division, and growth at The Paper Factory, partially offset by reduced bad debt expense at the Card Division. In addition, the second quarter of 1996 included a one-time cancellation payment from a former Card Division customer of $2.5 million partially offset by $.5 million in non-recurring costs.

Interest expense, net reflected increased interest income on invested balances in the second quarter of 1997 compared to the second quarter of 1996.

Pretax income for the second quarter of 1997 was $9.2 million compared to pretax income for the second quarter of 1996 of $10.3 million. The effective income tax rate was 42.0% for the second quarter of 1997 compared to an effective income tax rate of 43.1% for the second quarter of 1996.

Net income for the second quarter of 1997 was $5.4 million compared with net income of $5.9 million for the comparable period in 1996.




                                     -11-
PAGE

Results of Operations - Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996


Revenues for the six months ended June 30, 1997 increased 3.2% to $192.3 million from revenues of $186.4 million for the six months ended June 30, 1996 reflecting growth at The Paper Factory and increased international card sales. Revenues for Gibson's Card Division for the six months ended June 30, 1997 were flat in comparison to the comparable period in 1996 reflecting lower shipments offset by lower returns and allowances. Overall, returns and allowances were 17.6% of sales for the six months ended June 30, 1997 compared to returns and allowances of 19.8% for the comparable period in 1996 reflecting decreased seasonal and everyday return and allowance provisions for domestic greeting card sales.

Total operating expenses were $170.8 million for the six months ended June 30, 1997 representing a 4.3% increase from the total operating expenses of $163.7 million for the six months ended June 30, 1996. Cost of products sold as a percent of revenues was 35.0% for the six months ended June 30, 1997 versus 35.1% for the six months ended June 30, 1996. The decrease was primarily due to the sales mix offset by slightly higher costs at The Paper Factory and international card sales. Selling, distribution and administrative expenses as a percent of revenues were 53.8% for the six months ended June 30, 1997 versus 52.7% for the six months ended June 30, 1996 primarily due to increased selling and marketing expenses related to new product programs and business activities and international operations, growth at The Paper Factory, increased professional fees and a $1.4 million pretax charge for workforce reduction costs at the Card Division. These were offset by reduced bad debt expense and the one-time cancellation payment from a former customer in the second quarter of 1996 at the Card Division.

Interest expense, net reflected increased interest income on invested balances for the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

Pretax income for the six months ended June 30, 1997 was $19.8 million compared to pretax income for the six months ended June 30, 1996 of $20.1 million. The effective income tax rate was 42.3% for the six months ended June 30, 1997 compared to an effective income tax rate of 42.8% for the six months ended June 30, 1996.

Net income for the six months ended June 30, 1997 was $11.4 million compared with net income of $11.5 million for the comparable period in 1996.


Liquidity and Capital Resources


Cash provided by operating activities for the first six months of 1997 was $30.4 million compared to $62.0 million for the comparable period in 1996. The decrease from 1996 primarily results from up front payments on renewals of sales agreements with existing customers and payment of income taxes as opposed to the receipt of income tax refunds in the prior year.




                                     -12-
PAGE

Cash used in investing activities in the first six months of 1997 was $8.5 million compared to cash provided by investing activities of $12.9 million in the first six months of 1996. Cash used in investing activities represents capital expenditures for the first six months of 1997. The reduction in capital expenditures for the first six months of 1997 compared to the first six months of 1996 represents the timing of certain capital projects. Cash provided by investing activities for the first six months of 1996 included the collection of the note receivable of $24.6 million from the sale of Cleo, Inc., a former subsidiary of the Company, which was sold in mid-November 1995.

Cash used in financing activities for the six months ended June 30, 1997 was $14.0 million compared to cash used in financing activities of $26.2 million in the comparable period of 1996. The change reflects no short-term borrowings at December 31, 1996 or June 30, 1997 compared to the repayment of short-term borrowings outstanding at December 31, 1995 during the six months ended June 30, 1996. On June 2, 1997, the Company prepaid $7.1 million in principal, without premium, on its Senior Notes. This payment was in addition to the $7.1 million principal amount the Company was scheduled to pay under the Note Agreement. As a result of these payments and prior retirements of the Senior Notes, all Senior Notes will be repaid no later than June 1999.

Effective April 22, 1997, the Company entered into a $40.0 million, 364-day revolving bank credit line that will be utilized, if needed, for working capital purposes. This credit line replaced the previous agreement that was due to expire in late April 1997.

The Company continues to pursue the sale of The Paper Factory chain of retail outlets. The decision to pursue the sale of The Paper Factory is a strategic one and is based on the determination that the Company should focus on its core business of greeting cards and related products. One desired condition of a sale is that the Company receive a long-term contract to supply The Paper Factory stores with product. A final decision to proceed with any sale will depend on whether a suitable price and terms of sale can be agreed upon with any potential buyer.

The Company is carrying significant cash balances. On July 30, 1997, the Company announced a stock repurchase program of up to one million shares of its common stock over the next twelve months. The repurchases will be made on the open market or in privately negotiated transactions, at prevailing market prices. The times and amounts of the repurchases will be determined by market conditions. The stock acquired will be held as treasury stock and used in the future in the Company's stock option plans and for general corporate purposes. Other than the scheduled debt payments and the stock repurchase program discussed above, there currently are no commitments for the use of this cash, however, Management is evaluating various alternatives, including strategic acquisitions related to its core business.

On July 17, 1997, Woolworth Corporation announced that it will be closing more than 400 F. W. Woolworth stores. The Company does not anticipate any material adverse effect in 1997 related to this announcement and is currently evaluating the potential impact going forward.






                                     -13-
PAGE

On August 4, 1997, the Teamsters Union began a strike against the United Parcel Service of America, Inc. (UPS), which handles a majority of the Company's domestic shipments. A prolonged strike against UPS could adversely impact the Company's operating results in the third and fourth quarters as a result of reduced shipments and added costs of transportation; however, the Company is unable to determine the amount of the impact at this time.

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





































                                     -14-
PAGE

Part II. Other Information

Item 1. Legal Proceedings

The information presented in Note 6 of Notes to Condensed Consolidated Financial Statements (Part I. Item 1.) is incorporated by reference in response to this Item.

Item 2. Changes In Securities

In accordance with the Company's 1996 Nonemployee Director Stock Plan, on April 24, 1997 the Company issued 461 shares of common stock to each of the nonemployee directors: G. M. Gibson, C. D. Lindberg, A. L. Pezzillo, C. St. Martin, F. Stanton and C. A. Wainwright. The shares were issued in lieu of cash consideration for approximately one-half of the directors' annual retainer fees. These issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held April 24, 1997 for the following purposes:

1) To elect two directors;

2) To approve the Gibson Greetings, Inc. 1991 Stock Incentive Plan as amended and restated.

   The results of the matters voted on are as follows:

                                           Against
                                              or                      Broker
                                  For      Withheld   Abstentions    Non-Votes
                              ----------   --------   -----------    ---------
Election of Directors:
   George M. Gibson           14,334,265   1,102,527           -            -
   Frank Stanton              14,331,258   1,105,534           -            -

The 1991 Stock Incentive
   Plan, as amended and
   restated                    9,876,988   3,696,586      518,130      345,088

Item 5. Other Information

Not applicable.







                                     -15-
PAGE

Item  6.  Exhibits  and  Reports  on  Form  8-K

a)  Exhibit  10(a)          Amendment  No.  1  and  Restatement dated April 4,
                            1997 to Form of  Credit Agreement dated April  26,
                            1996  by  and  among  Gibson  Greetings, Inc., The
                            Lenders Party Thereto and The Bank of New York, as
                            Agent


    Exhibit 10(b) Employment Agreement between Gibson Greetings, Inc. and K. L. Kemp, dated May 13, 1997.


a)  Exhibit 27              Financial Data Schedule (contained in EDGAR filing
                            only).


b)  Reports on Form 8-K     None.







































                                     -16-
PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBSON GREETINGS, INC.


Date:   August 14, 1997                  By:/s/ Frank J. O'Connell
                                           -----------------------
                                          Frank J. O'Connell
                                          Chairman, President and
                                          Chief Executive Officer


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

































                                     -17-
PAGE