Form 10-Q
period 1997-09-30
GIBSON GREETINGS INC
filed 1997-11-14
CIK 717829

-1-
PAGE

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  FORM 10-Q

[ X ] QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR  15(d) OF  THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,459,705 shares of common stock, par value $.01, outstanding at November 10, 1997.










                                     -2-
PAGE

Part I. Item 1. Financial Statements

                            GIBSON GREETINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per share amounts)
                                 (Unaudited)

                                    September 30,  December 31,  September 30,
                                        1997           1996           1996
                                    -------------  ------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                  $  94,942     $  98,155     $  60,713
  Trade receivables, net                   26,818        42,423        26,406
  Inventories                              75,078        65,069        74,188
  Income taxes receivable                      -             -         11,273
  Prepaid expenses                          3,714         2,958         3,499
  Deferred income taxes                    35,557        44,598        42,143
                                        ---------     ---------     ---------
    Total current assets                  236,109       253,203       218,222

PLANT AND EQUIPMENT, net                   89,456        92,649        94,413

DEFERRED INCOME TAXES                      18,991        16,592        13,529

OTHER ASSETS, net                          90,352        89,115        92,833
                                        ---------     ---------     ---------
                                        $ 434,908     $ 451,559     $ 418,997
                                        =========     =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Debt due within one year              $   7,888     $   7,901     $   7,899
  Accounts payable                         13,335        13,420        11,014
  Income taxes payable                      6,250        15,816            -
  Other current liabilities                73,581        81,438        74,244
                                        ---------     ---------     ---------
    Total current liabilities             101,054       118,575        93,157

LONG-TERM DEBT                             24,117        40,898        40,867

SALES AGREEMENT PAYMENTS DUE
 AFTER ONE YEAR                            12,939        14,274        15,390

OTHER LIABILITIES                          22,477        21,496        21,003
                                        ---------     ---------     ---------
      Total liabilities                   160,587       195,243       170,417
                                        ---------     ---------     ---------




                                     -3-
PAGE

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   5,000,000 shares authorized,
   none issued                                 -             -             -
  Preferred stock, Series A, par
   value $1.00; 300,000 shares
   authorized, none issued                     -             -             -
  Common stock, par value $.01;
   50,000,000 shares authorized,
   17,008,306 shares issued at
   September 30, 1997, 16,708,059
   shares issued at December 31, 1996
   and 16,638,380 shares issued at
   September 30, 1996                         170           167           166
  Paid-in capital                          51,660        47,474        46,628
  Retained earnings                       227,850       213,755       207,308
  Foreign currency adjustment                 592           871           429
                                        ---------     ---------     ---------
                                          280,272       262,267       254,531
  Less treasury stock, at cost,
   494,601 shares                           5,951         5,951         5,951
                                        ---------     ---------     ---------
    Total stockholders' equity            274,321       256,316       248,580
                                        ---------     ---------     ---------
                                        $ 434,908     $ 451,559     $ 418,997
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




























                                     -4-
PAGE

                            GIBSON GREETINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per share amounts)
                                 (Unaudited)

                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                            ----------------------    ----------------------
                               1997         1996         1997         1996
                            ---------    ---------    ---------    ---------
Revenues                    $  92,145    $ 92,551     $ 284,421    $ 278,915
                            ---------    ---------    ---------    ---------
Costs and expenses

  Operating expenses:

    Cost of products sold      38,645       38,721      105,931      104,165

    Selling, distribution
     and administrative
     expenses                  48,890       50,710      152,425      148,999
                            ---------    ---------    ---------    ---------
      Total operating
       expenses                87,535       89,431      258,356      253,164
                            ---------    ---------    ---------    ---------

Operating income                4,610        3,120       26,065       25,751
                            ---------    ---------    ---------    ---------
  Financing expenses:

    Interest expense            1,398        1,812        6,034        5,794

    Interest income            (1,433)        (910)      (4,403)      (2,313)
                            ---------    ---------    ---------    ---------
      Total financing
       expenses, net              (35)         902        1,631        3,481
                            ---------    ---------    ---------    ---------
Income before
 income taxes                   4,645        2,218       24,434       22,270

  Income taxes                  1,974       (1,836)      10,339        6,751
                            ---------    ---------    ---------    ---------
Net income                  $   2,671    $   4,054    $  14,095    $  15,519
                            =========    =========    =========    =========
Net income per share        $    0.15    $    0.25    $    0.83    $    0.95
                            =========    =========    =========    =========
Dividends per share         $      -     $      -     $      -     $      -
                            =========    =========    =========    =========

[FN]
See accompanying notes to condensed consolidated financial statements.

                                     -5-
PAGE

                            GIBSON GREETINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------

                                                          1997         1996
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 14,095    $  15,519
                                                       ---------    ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation including write-down of display
     fixtures                                             16,784       16,067
    Loss on disposal of plant and equipment                   12          433
    Deferred income taxes                                  6,642        4,084
    Amortization of deferred costs and intangibles
     and write-down of deferred costs                     17,037       17,863
    Change in assets and liabilities:
     Decrease in trade receivables, net                   15,605       20,214
     Increase in inventories                             (10,009)      (5,885)
     Decrease in income taxes receivable                      -          (575)
     (Increase) decrease in prepaid expenses                (756)         555
     Increase in other assets, net of amortization       (18,274)      (5,242)
     Increase (decrease) in accounts payable                 (85)       3,019
     Decrease in income taxes payable                     (9,566)          -
     Increase (decrease) in other current liabilities     (7,857)       2,602
     Decrease in other liabilities                          (354)      (4,132)
    All other, net                                            (3)       2,198
                                                       ---------    ---------
      Total adjustments                                    9,176       51,201
                                                       ---------    ---------
     Net cash provided by operating activities            23,271       66,720
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                        (14,153)     (20,302)
  Proceeds from sale of plant and equipment                  274          240
  Collection of note receivable from sale of
   Cleo, Inc.                                                 -        24,574
                                                       ---------    ---------
     Net cash provided by (used in)
      investing activities                               (13,879)       4,512
                                                       ---------    ---------








                                     -6-
PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term borrowings                       -       (19,000)
  Payments on long-term debt, net                        (16,794)      (7,661)
  Issuance of common stock                                 4,189          587
                                                       ---------    ---------
     Net cash used in financing
      activities                                         (12,605)     (26,074)
                                                       ---------    ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS           (3,213)      45,158

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               98,155       15,555
                                                       ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD                  $  94,942    $  60,713
                                                       =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                           $   1,613    $   2,155
    Income taxes                                          13,261        3,241

[FN]
See accompanying notes to condensed consolidated financial statements.


































                                     -7-
PAGE

                            GIBSON GREETINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Nine Months Ended September 30, 1997 and 1996
                   (In thousands except per share amounts)
                                 (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1997, December 31, 1996 and September 30, 1996, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 - "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement on a pro forma basis to the 1996 third quarter, nine months and annual results and to the 1997 third quarter and nine months results and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods.

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards (SFAS) No. 129 - "Disclosure of Information about Capital Structure," No. 130 - "Reporting Comprehensive Income" and No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 129, which must be adopted in the fourth quarter of 1997, and SFAS No. 131, which must be adopted in the fourth quarter of 1998, will have no effect on the Company's financial position or results of operations. SFAS No. 130, which must be adopted in the first quarter of 1998, will also have no effect on the Company's financial position. However, SFAS No. 130 will require the Company to report comprehensive income, a measure of performance that includes all non-owner sources of changes in equity. In addition to net income reported in these financial statements, comprehensive income would include foreign currency translation adjustments. Management does not expect SFAS No. 131 to require the Company to change the reportable business segments included in its 1996 Annual Report on Form 10-K or to present additional information, including presenting certain business segment information in its quarterly financial statements.






                                     -8-
PAGE

Note 2 - Seasonal Nature of Business

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.


Note 3 - Trade Receivables

Trade receivables consist of the following:

                                  September 30,   December 31,   September 30,
                                      1997            1996           1996
                                  -------------   ------------   -------------
Trade receivables                   $  65,979      $ 101,712       $  75,176

Less reserve for returns,
  allowances, cash discounts
  and doubtful accounts                39,161         59,289          48,770
                                  -------------   ------------   -------------
                                    $  26,818      $  42,423       $  26,406
                                  =============   ============   =============
Note 4 - Inventories

Inventories consist of the following:

                                  September 30,   December 31,   September 30,
                                      1997            1996           1996
                                  -------------   ------------   -------------
Finished goods                      $  56,864      $  47,666       $  56,159
Work-in-process                        10,769         11,710          11,884
Raw materials and supplies              7,445          5,693           6,145
                                  -------------   ------------   -------------
                                    $  75,078      $  65,069       $  74,188
                                  =============   ============   =============


Note 5 - Net Income Per Share

The weighted average number of shares of common stock and equivalents outstanding used in computing net income per share is as follows:


                                                       1997          1996
                                                    ----------    ----------
Three months ended September 30,                       17,182        16,293
                                                    ==========    ==========

Nine months ended September 30,                        17,082        16,266
                                                    ==========    ==========







                                     -9-
PAGE

Note 6 - Legal Matters

In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo,Inc. (Cleo), a then subsidiary of the Company, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994 in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In August 1996, the Court certified the case as a class action. On October 7, 1997, the Court modified its class order and narrowed the scope of the class. The latest Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company intends to defend the suit vigorously and has filed motions to dismiss and for summary judgement on the latest complaint and a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. The Court has vacated a previously scheduled trial date, and no new date has been set.

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

























                                     -10-
PAGE

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

Effective August 31, 1996, the Company liquidated its Mexican subsidiary, Gibson de Mexico, S.A. de C.V. (Gibson de Mexico). As a result of the liquidation, the Company recorded a pretax charge of $2.1 million, an income tax benefit of $3.7 million and an increase in net income of $1.6 million or $.10 per share during the third quarter of 1996. The operating results for Gibson de Mexico are included in the three and nine months ended September 30, 1996, and were not material to the consolidated results of operations.



Results of Operations - Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996


Revenues in the third quarter of 1997 decreased .4% to $92.1 million from revenues of $92.6 million in the third quarter of 1996 reflecting decreased domestic greeting card shipments primarily due to the loss of certain customers, partially offset by improvements in returns and allowances at Gibson's Card Division, growth at The Paper Factory of Wisconsin, Inc. (The Paper Factory) and increased international greeting card net sales. Overall, returns and allowances were 14.9% of sales for the three months ended
September 30, 1997 compared to returns and allowances of 16.7% for the comparable period in 1996 reflecting decreased seasonal and everyday return provisions for domestic greeting card sales as well as lower customer allowances. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Total operating expenses were $87.5 million in the third quarter of 1997 representing a 2.1% decrease from total operating expenses of $89.4 million in the third quarter of 1996. Cost of products sold as a percent of revenues was 41.9% for the third quarter of 1997 versus 41.8% for the third quarter of 1996. The slight increase was primarily due to the sales mix between operating units. Selling, distribution and administrative expenses as a percent of revenues were 53.1% for the third quarter of 1997 versus 54.8% for the third quarter of 1996. Excluding the impact of the 1996 pretax charge of $2.1 million for the loss on the liquidation of Gibson de Mexico, selling, distribution and administrative expenses as a percent of revenues were 52.5% for the third quarter of 1996. The increase is due to increased selling and marketing expenses related to new product programs and retail environment activities at the Card Division, and growth at The Paper Factory and international operations, partially offset by a decrease in administrative expenses and reduced bad debt expense at the Card Division.

Interest expense, net reflected increased interest income on invested balances and reduced long-term debt in the third quarter of 1997 compared to the third quarter of 1996.





                                     -11-
PAGE

Pretax income for the third quarter of 1997 was $4.6 million compared to pretax income for the third quarter of 1996 of $2.2 million which included the loss on the liquidation of Gibson de Mexico of $2.1 million. The effective income tax rate was 42.5% for the third quarter of 1997 compared to an effective income tax rate excluding the pretax charge of $2.1 million and related income tax benefit of $3.7 million resulting from the liquidation of Gibson de Mexico, of 42.5% for the third quarter of 1996.

Net income for the third quarter of 1997 was $2.7 million compared with net income of $4.1 million for the comparable period in 1996. The net effect of the liquidation of Gibson de Mexico was to increase 1996 net income by $1.6 million or $.10 per share.



Results of Operations - Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996


Revenues for the nine months ended September 30, 1997 increased 2.0% to $284.4 million from revenues of $278.9 million for the nine months ended September 30, 1996 reflecting growth at The Paper Factory and increased international greeting card net sales. Revenues for Gibson's Card Division for the nine months ended September 30, 1997 decreased from the comparable period in 1996 due to lower shipments partially offset by lower returns and allowances. Overall, returns and allowances were 16.7% of sales for the nine months ended September 30, 1997 compared to returns and allowances of 18.8% for the comparable period in 1996 reflecting decreased seasonal and everyday return provisions for domestic greeting card sales and lower customer allowances.

Total operating expenses were $258.4 million for the nine months ended September 30, 1997 representing a 2.1% increase from total operating expenses of $253.2 million for the nine months ended September 30, 1996. Cost of products sold as a percent of revenues was 37.2% for the nine months ended September 30, 1997 versus 37.3% for the nine months ended September 30, 1996. The slight decrease was primarily due to the sales mix. Selling, distribution and administrative expenses as a percent of revenues were 53.6% for the nine months ended September 30, 1997 versus 53.4% for the nine months ended September 30, 1996. Excluding the impact of the 1996 pretax charge of $2.1 million for the loss on the liquidation of Gibson de Mexico, selling, distribution and administrative expenses as a percent of revenues were 52.7% for the nine months ended September 30, 1996. The increase was primarily due to increased selling and marketing expenses related to new product programs, retail environment activities and new business initiatives for both domestic and international operations, growth at The Paper Factory and a $1.4 million pretax charge for workforce reduction costs at the Card Division. These were offset by lower administrative expenses and reduced bad debt expense.

Interest expense, net reflected increased interest income on invested balances for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.






                                     -12-
PAGE

Pretax income for the nine months ended September 30, 1997 was $24.4 million compared to pretax income for the nine months ended September 30, 1996 of $22.3 million. The effective income tax rate was 42.3% for the nine months ended September 30, 1997 compared to an effective income tax rate, excluding the pretax charge of $2.1 million and related income tax benefit of $3.7 million resulting from the liquidation of Gibson de Mexico, of 42.8% for the nine months ended September 30, 1996.

Net income for the nine months ended September 30, 1997 was $14.1 million compared with net income of $15.5 million for the comparable period in 1996. The net effect in 1996 of the liquidation of Gibson de Mexico was to increase net income by $1.6 million or $.10 per share.



Liquidity and Capital Resources


Cash provided by operating activities for the nine months ended September 30, 1997 was $23.3 million compared to $66.7 million for the comparable period in 1996. The decrease from 1996 primarily results from increased up-front payments on customer sales agreements, payment of income taxes as opposed to the receipt of income tax refunds in the prior year, increased inventory levels and other working capital changes.

Cash used in investing activities in the first nine months of 1997 was $13.9 million compared to cash provided by investing activities of $4.5 million in the first nine months of 1996. Cash used in investing activities represents capital expenditures for the first nine months of 1997. The reduction in capital expenditures for the first nine months of 1997 compared to the first nine months of 1996 represents the timing of certain capital projects and lower capital expenditure activities. Cash provided by investing activities for the first nine months of 1996 included the collection of a note receivable of $24.6 million from the sale of Cleo, Inc., a former subsidiary of the Company, which was sold in mid-November 1995.

Cash used in financing activities for the nine months ended September 30, 1997 was $12.6 million compared to cash used in financing activities of $26.1 million in the comparable period of 1996. The change reflects no short-term borrowings at December 31, 1996 or September 30, 1997 compared to the repayment of short-term borrowings outstanding at December 31, 1995 during the nine months ended September 30, 1996. On June 2, 1997, the Company prepaid $7.1 million in principal, without premium, on its Senior Notes. This payment was in addition to the $7.1 million principal amount the Company was scheduled to pay under the Note Agreement. As a result of these payments and prior retirements of the Senior Notes, all Senior Notes will be repaid no later than June 1999.

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

                                     -13-
PAGE

The Management of the Company has analyzed its computer hardware and software in connection with potential dating problems that may arise with the year 2000. Management's determination is that many potential problems can be corrected by the year 2000, and the related costs are not expected to materially impact the Company.

The Company is carrying significant cash balances. On July 30, 1997, the Company announced a stock repurchase program of up to one million shares of its common stock over the next twelve months. The repurchases will be made on the open market or in privately negotiated transactions, at prevailing market prices. The times and amounts of the repurchases will be determined by market conditions. The stock acquired will be held as treasury stock and used in the future in the Company's stock option plans and for general corporate purposes. As of November 10, 1997, the Company has repurchased 60,000 shares of stock. Other than the scheduled debt payments and the stock repurchase program discussed above, there currently are no commitments for the use of this cash; however, Management is evaluating various alternatives, including strategic acquisitions.

Management believes that its cash flow from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer sales agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies (See
Note 6 of Notes to Condensed Consolidated Financial Statements).

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

Item  6.  Exhibits  and  Reports  on  Form  8-K

a)  Exhibit  10(a)          Employment  Agreement  between  Gibson  Greetings,
                            Inc. and J. T. Wilson, dated September 29, 1997.

a)  Exhibit 27              Financial Data Schedule (contained in EDGAR filing
                            only).


b)  Reports on Form 8-K     None.























                                     -15-
PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBSON GREETINGS, INC.


Date:   November 14, 1997              By:/s/ Paul W. Farley
                                          -----------------------
                                          Paul W. Farley
                                          Vice President - Controller and
                                          Assistant Treasurer
                                          Principal Accounting Officer









































                                     -16-
PAGE