Form 10-K
period 1997-12-31
GIBSON GREETINGS INC
filed 1998-03-31
CIK 717829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of March 20, 1998 was approximately $437,438,000.


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,366,738 shares of Common Stock, $.01 par value, at March 20, 1998.

         Documents incorporated by reference:
                  Portions of Gibson Greetings, Inc.'s Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III

                                     PART I
ITEM 1.  BUSINESS

         Gibson Greetings, Inc. and its wholly-owned and majority-owned subsidiaries (the Company) operate in a single industry segment--the design, manufacture and sale of greeting cards, paper partywares, gift wrap and other related specialty products.

         During 1991, the Company formed Gibson Greetings International Limited (Gibson International), a Delaware corporation. Gibson International markets the Company's products through both independent and large retail customers in the United Kingdom and other European countries.

         In 1993, in order to strengthen the Company's position in the rapidly-growing party area of the industry, the Company acquired The Paper Factory of Wisconsin, Inc. (The Paper Factory). The Paper Factory operates retail stores under the names of The Paper Factory, Greetings N' More and Great Party, which are located primarily in manufacturers' outlet shopping centers. In December 1997, the Company signed a letter of intent to sell The Paper Factory to The Paper Warehouse, Inc. (The Paper Warehouse). The proposed sale was subject to the satisfaction of certain customary closing conditions, including a due diligence review and execution of a definitive purchase agreement. The Company and The Paper Warehouse were unable to reach an agreement on the adjusted purchase price for The Paper Factory in accordance with the terms of the letter of intent. Negotiations were terminated in January 1998. Management continues to explore a number of opportunities to maximize the value of The Paper Factory for the Company's stockholders.

         In mid-November 1995, the Company sold Cleo, Inc. (Cleo), its wholly-owned gift wrap subsidiary, to CSS Industries, Inc. (CSS). In addition to gift wrap and related products, Cleo manufactured and sold boxed Christmas cards and Valentines. Net sales by Cleo included in the consolidated financial statements for the year ended December 31, 1995 totaled $151.9 million.

         In view of the poor economic conditions and devaluation of the peso in Mexico, the Company liquidated its investment in Gibson de Mexico S.A. de C.V. (Gibson de Mexico), a majority-owned subsidiary, during 1996 resulting in a pretax loss on liquidation of $2.1 million and an income tax benefit of $3.7 million for a net increase in net income of $1.6 million or $.10 per share on a diluted basis.

         In late 1997, the Company made a $4.1 million investment in The Virtual Mall, Inc., a company which provides digital greetings through the Internet under the name of Greet Street. In conjunction with the investment, the Company entered into an agreement whereby the Company's Card Division will be a major provider of content to Greet Street. See Management's Discussion and Analysis and Note 15 of Notes to Consolidated Financial Statements set forth in Items 7 and 8 below, respectively.

         On March 31, 1998, the Company announced a restructuring plan (the
Plan) to outsource its principal manufacturing operations currently performed at its Cincinnati, Ohio headquarters facility. Implementation of the Plan will begin in the second quarter of 1998 and is expected to be substantially complete by the end of the fourth quarter of 1998. In addition, the Company will upgrade or replace its existing business information systems over the next 30 months. See Management's Discussion and Analysis and Note 15 of Notes to Consolidated Financial Statements set forth in Items 7 and 8 below, respectively.

PRODUCTS

         The Company's major products are extensive lines of greeting cards (both everyday and seasonal). Everyday cards are categorized as conventional greeting cards and alternative market cards. Seasonal cards are devoted to holiday seasons, which include, in declining order of net sales, Christmas, Valentine's Day, Mother's Day, Easter, Father's Day, Graduation and Thanksgiving. In 1997, approximately 69% of net sales of cards were derived from everyday cards and approximately 31% from seasonal cards. The Company's products also include paper partywares, gift wrap, candles, calendars, beanbag toys, gift and plush items, and holiday decorations. The following table sets forth, in thousands of dollars for the years indicated, the Company's net sales attributable to each of the principal classes of the Company's products:

                          Years Ended December 31,
  --------------------------------------------------------------------------
                                                   Pro Forma
                                                  ------------
                        1997          1996           1995*          1995**
                     ------------  ------------   ------------  ------------
  Greeting cards     $   233,321   $   227,512    $   237,160   $    255,192
  Partywares              54,778        48,386         40,891         40,939
  Gift wrap               44,199        42,812         45,194        172,893
  Other products          64,817        70,711         64,968         71,121
                     -----------   -----------    -----------   ------------
   Total net sales   $   397,115   $   389,421    $   388,213   $    540,145
                     ===========   ===========    ===========   ============

 * Excludes Cleo, Inc. which was sold effective November 15, 1995. ** Includes Cleo, Inc.

         Many of the Company's products incorporate well-known proprietary characters. Net sales associated with licensed properties accounted for approximately 13% of overall 1997 net sales. The Company believes it benefits from the publication of cartoon strips, television programming, advertising and other promotional activities by the creators of such licensed characters. The Company also has developed proprietary properties of its own. See "Trademarks, Copyrights and Licenses."

         Approximately 7% of the Company's revenues in 1997 were attributable to sales and royalty income from foreign sources.

SALES AND MARKETING

         The Company's products are sold in more than 25,000 retail outlets worldwide. The Company's current products are sold primarily under the Gibson brand name and are primarily distributed to supermarkets, deep discounters, mass merchandisers, card and specialty shops and variety stores. To market effectively through these outlets, the Company has developed specific product programs and new product lines and introduced new in-store displays. During 1997, the Company's five largest customers accounted for approximately 32% of the Company's net sales and one customer, Winn-Dixie Stores, Inc., accounted for approximately 15% of the Company's net sales.

         The Company's products are usually stocked in a department where only these products are displayed. Product displays are expressly designed for the presentation of greeting cards, paper partywares, gift wrap, candles, and other products. The Company also supplies corrugated displays for certain seasonal products and other products such as beanbag toys. The Company's method of selling greeting cards requires frequent and attentive merchandising service and fast delivery of reorders. The Company employs a direct field sales force that regularly visits most of the Company's customers, supported by a larger, nationwide merchandising service force. In order to properly display and service these products, a sizable initial investment is made in store display fixtures, sometimes totaling 300 linear feet, and in the hiring and training of service associates.

         Consistent with general industry practice, the Company has entered into long-term sales agreements with certain retailers. These sales agreements typically have terms ranging from three to five years, and generally specify a minimum sales volume commitment. In certain of these sales agreements, negotiated cash payments or credits constitute advance discounts against future sales. These payments are capitalized and amortized over the initial term of the sales agreement. The Company currently has sales agreements with a number of customers, including four of its top five customers.

         It is characteristic of the Company's business and of the industry that accounts receivable for seasonal merchandise are carried for relatively long periods, in some cases as long as six months. Consistent with general industry practice, the Company allows customers to return for credit certain everyday and seasonal greeting cards.

DESIGN AND PRODUCTION

         The Company maintains an extensive worldwide freelance pool and a full-time staff of artists, writers, art directors and creative planners who design the majority of the Company's products. Design of everyday products begins approximately eight months in advance of shipment. The Company's seasonal greeting cards and other items are designed and produced over longer periods than the everyday cards. Designing seasonal products begins approximately 14 months before the holiday date and seasonal designs go into production about eight months before the holiday date.

         Most of the Company's products are printed and finished at its Cincinnati, Ohio facility and then sent to its facilities in Berea, Kentucky or Covington, Kentucky for shipment directly to retail stores. See Management's Discussion and Analysis and Note 15 of Notes to Consolidated Financial Statements set forth in Items 7 and 8 below, respectively. The Company also purchases for resale certain finished and semi-finished products, such as beanbag toys and gift and plush items, from both domestic and foreign sources.

         The Company believes that adequate quantities of raw materials used in its business are and will continue to be available from many suppliers. Paper and other raw materials are the most significant component of the Company's product cost structure.

COMPETITION

         The greeting card industry is highly competitive. Based upon its general knowledge of the industry and the limited public information available about its competitors, the Company believes it is the third largest producer of greeting cards in the United States. The Company's principal competitors are Hallmark Cards, Inc. and American Greetings Corporation, which are predominant in the industry. The Company's principal competitors have greater financial and other resources than the Company.

         The Company believes that the principal areas of competition with respect to its products are quality, design, service to the retail outlet, price and terms, which may include payments and other concessions to retail customers under long-term sales agreements, and that it is competitive in all of these areas. See "Sales and Marketing."

TRADEMARKS, COPYRIGHTS AND LICENSES

         The Company currently has approximately 35 registrations of trademarks in the United States and approximately 90 registrations of trademarks in foreign countries. Although the Company does not register all of its creative artwork and editorial text with the U.S. Copyright office, it does register selected works and obtains certain copyright protection by printing notice of a claim of copyright on its products. The Company also has rights under various license agreements to incorporate well-known proprietary characters into its products. These licenses, most of which are exclusive, are generally for terms of one to four years and are subject to certain renewal options. There can be no assurance that the Company will be able to renew license agreements as to any particular proprietary character. The Company believes that its business is not dependent upon any individual trademark, copyright or license.

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 2,100 persons on a full-time basis. See Management's Discussion and Analysis and Note 15 of Notes to Consolidated Financial Statements set forth in Items 7 and 8 below, respectively. In addition, as of December 31, 1997, the Company employed approximately 7,200 persons on a part-time basis.

ENVIRONMENTAL ISSUES

         The Company, over the past decade, has taken a proactive approach to environmental concerns. In early 1990, the Company's Card Division converted its card and related products production to water-based inks. Previously, the Card Division had its Cincinnati-produced waste solvents incinerated. All but one underground storage tank on company owned and leased premises were removed in or before 1988. In 1990, the last underground storage tank, which had contained isopropyl alcohol, was also removed in accordance with governmental closure regulations. The Company's policy is to consult with professional firms for environmental audits before entering into potential long-term real estate transactions. Historically, expenditures associated with managing and limiting pollution or hazardous substances, as well as expenditures to remediate previously contaminated sites, have not been material to the Company's financial statements. The Company is aware of two contingent environmental liabilities as discussed below:


Old William Heathcott Site - Dyer County, Tennessee

         In December 1993, the Company, through its subsidiary Cleo, was advised by the Tennessee Department of Environment and Conservation (TDEC) that Cleo had been identified by the State as a potentially responsible party (PRP) liable for reimbursement of Superfund expenditures made by the State of Tennessee for site identification, investigation, containment and cleanup, including monitoring and maintenance activities at the Old William Heathcott Site, Dyer County, Tennessee (the Site). The Company subsequently sold Cleo in late 1995. Pursuant to the sale agreement, the Company agreed to indemnify the buyer and Cleo against various liabilities, including liability for the Heathcott landfill, subject to an aggregate cap of $12 million. On February 6, 1996, the State ordered Cleo to investigate and clean up the Site. CSS, Cleo's new owner, appealed the order. The State issued an order to the Company on May 1, 1996 identifying the Company as a PRP and demanding that the Company investigate and clean up the Site. At least three other PRPs also received such orders, including the current owner of the Site and the previous Site operator. The Company timely appealed the order, but the State has not set the appeal for hearing.

         The State has copied the Company on a memorandum that reports that the State spent about $75,000 to remove drums from the Site. It is not possible to predict whether the State will pursue the Company further or, if it does, what proportion of costs the State might seek to recover. Based upon information available to date, including an informal estimate previously provided by State authorities, management does not believe that the outcome of this matter will result in a material adverse effect on the Company's total net worth, cash flows or operating results.

         The Company has identified two insurance companies that issued policies to a predecessor company during the applicable time period. These insurance companies have been notified of the occurrence by the Company and/or Cleo. One carrier has denied coverage on various grounds, including the pollution exclusion. To the Company's knowledge, the other carrier has not made a final determination.


Carl Wright Site - Dyer County, Tennessee

         A disposal company known as Carl Wright Septic Service is alleged to have disposed of waste materials at a 33 acre Tennessee State Superfund Site known as the Carl Wright Site. The Company has received correspondence dated October 13, 1997, from counsel for Cleo and CSS indicating that TDEC personnel believe Cleo is a PRP for costs incurred by the State of Tennessee in remediating the Carl Wright Site. As in the Old William Heathcott Site proceedings, Cleo has taken the position that the Company is responsible for any liability at the Carl Wright Site. Cleo has reserved its rights under the indemnity set forth in the sale agreement, as described above in connection with the Old William Heathcott Site. The Company has not received any correspondence, requests or orders from the State in connection with the Carl Wright Site. As of this time, the Company has no information concerning the amount the State or Cleo may ultimately seek to recover in connection with the Carl Wright Site.

ITEM 2.  PROPERTIES

     The following is a summary of the Company's principal manufacturing, distribution and administrative facilities:

                                                                                   Approximate
                                                                                  Floor Space
      Location                         Principal Use                                (Sq. Ft.)
      ------------------------------   ----------------------------------------  ---------------
      Cincinnati, Ohio                 Corporate headquarters, manufacturing
                                            and administration                           593,700
      Berea, Kentucky                  Manufacturing and distribution                    597,100
      Covington, Kentucky              Manufacturing and distribution                    293,000
      Telford, England                 Manufacturing, distribution and
                                            administration                                58,800
      Florence, Kentucky               Manufacturing and distribution                    110,700
      Neenah, Wisconsin                Distribution                                       50,000
      Rancho Cucamonga, California     Distribution                                       40,200
                                                                                ----------------
                                             Total                                     1,743,500
                                                                                ================

         The first two facilities listed above are currently leased for a term expiring in 2013. The Company has the right to renew the lease for one additional period of 10 years. The Company also has an option to purchase these facilities in 2005 (and again in 2010) at the fair market value of the properties at these dates. For accounting purposes, this lease has been treated as a capital lease. See Notes 6, 11 and 15 of Notes to Consolidated Financial Statements set forth in Item 8 below.

         The Covington, Kentucky and Telford, England facilities are owned by the Company. The Covington, Kentucky facility has been financed principally through tax-exempt debt and is pledged to secure the repayment of such debt. See
Note 6 of Notes to Consolidated Financial Statements set forth in Item 8 below.

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

         The Company believes that its facilities are adequate for its present needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for their intended uses. See Management's Discussion and Analysis and Note 15 of Notes to Consolidated Financial Statements set forth in Items 7 and 8 below, respectively.

ITEM 3.  LEGAL PROCEEDINGS

         In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994, in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In August 1996, the Court certified the case as a class action. The Court subsequently concluded that the certified class representative could represent only those class members who purchased Gibson stock after April 19, 1994 and before July 1, 1994. Class members purchasing Gibson stock from November 3, 1993 to April 19, 1994 were given until January 29, 1998 to move for class certification. No such motion was filed. The latest Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company is defending the suit vigorously and has filed motions to dismiss and for summary judgment on the latest Complaint. It has also filed a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. Discovery has closed; however, no trial date has been set.

         The Company presently is unable to predict the effect of the ultimate resolution of the matter described above upon the Company's results of operations and cash flows. As of this date, however, management does not expect that such resolution would result in a material adverse effect upon the Company's total net worth.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

         See ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's debt agreements contain certain covenants including limitations on dividends based on a formula related to net income (loss), stock sales and certain restricted investments. At December 31, 1997, the amount of unrestricted retained earnings available for dividends was $22.6 million. No dividends were declared or paid in either 1997 or 1996. There were approximately 5,700 beneficial owners of the Company's common stock on March 6, 1998.

         The following table presents certain quarterly market price information as quoted in the Nasdaq National Market for the years ended December 31, 1997 and 1996:

                                            1997                                                    1996
                    --------------------------------------------------       -----------------------------------------------
                           High            Low              Close                 High              Low              Close
                    ---------------   --------------    --------------       --------------   --------------    ------------
First Quarter        $    21 5/8       $   18            $   20 3/4           $   17           $   13 1/8        $   13 1/2
Second Quarter            23 1/4           19                22 1/2               14 7/8           13                13 3/4
Third Quarter             26 3/4           18 1/2            25 7/8               15               11 1/2            14 1/2
Fourth Quarter            26 1/4           20 1/2            21 7/8               20 3/4           13 7/8            19 5/8

ITEM 6.  SELECTED FINANCIAL DATA

         The following summaries set forth selected financial data for the Company for each of the five years in the period ended December 31, 1997. Selected financial data should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 below.

         During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share." All previously reported net income (loss) per share amounts have been restated to conform to the new presentation under SFAS No. 128.

    STATEMENTS OF OPERATIONS DATA
    (Dollars and shares in thousands except per share amounts)

                                                                             Years Ended December 31,
                                                      --------------------------------------------------------------------------
                                                                               Unaudited
                                                                               Pro Forma
                                                         1997        1996        1995(1)      1995         1994        1993(2)
                                                      ----------  -----------  ----------   ----------   ----------  ----------
     Revenues:
       Net sales                                      $  397,115   $  389,421  $  388,213   $  540,145   $  548,042  $  546,165
       Royalty income                                        602          825         671          676          753         761
                                                      ----------   ----------  ----------   ----------   ----------  ----------
     Total revenues                                      397,717      390,246     388,884      540,821      548,795     546,926
                                                      ----------   ----------  ----------   ----------   ----------  ----------
     Cost of products sold                               159,648      152,229     148,534      268,702      310,039     277,109
     Selling, distribution and administrative            202,109      199,490     201,914      239,922      276,147     227,863
       expenses
     Loss on sale of Cleo, Inc.                            -            -           -           83,012        -           -
     Interest expense                                      5,432        8,822       9,487       13,178       10,599       7,737
     Interest income                                      (5,776)      (3,364)       (915)        (915)        (765)       (949)
     (Gain) loss on derivative transactions /
       settlement, net                                     -            -           -            -           (1,641)      5,689
                                                      ----------   ----------  ----------   ----------   ----------  ----------
     Income (loss) before income taxes                    36,304       33,069      29,864      (63,078)     (45,584)     29,477
     Income taxes                                         14,706       11,107      13,588      (16,589)     (16,981)     14,209
                                                      ----------   ----------  ----------   ----------   ----------  ----------
     Net income (loss)                                $   21,598   $   21,962  $   16,276   $  (46,489)  $  (28,603) $   15,268
                                                      ==========   ==========  ==========   ==========   ==========  ==========
     Net income (loss) per share:
       Basic                                          $     1.32   $     1.36  $     1.01   $    (2.89)  $    (1.78) $     0.95
                                                      ==========   ==========  ==========   ==========   ==========  ==========
       Diluted                                        $     1.27   $     1.34  $     1.00   $    (2.89)  $    (1.78) $     0.95
                                                      ==========   ==========  ==========   ==========   ==========  ==========
     Dividends per share                              $    -       $    -      $    -       $    -       $     0.40  $     0.40
                                                      ==========   ==========  ==========   ==========   ==========  ==========
     Average common shares                                16,379       16,094      16,085       16,085       16,087      16,042
                                                      ==========   ==========  ==========   ==========   ==========  ==========
     Average common shares and equivalents                16,940       16,329      16,227       16,085       16,087      16,102
                                                      ==========   ==========  ==========   ==========   ==========  ==========

     OTHER FINANCIAL DATA
     (Dollars in thousands except per share
       amounts)
                                                                                    December 31,
                                                      --------------------------------------------------------------------------
                                                         1997         1996                     1995         1994       1993(2)
                                                      ----------   ----------               ----------   ----------  ----------
     Working capital                                  $  147,205   $  134,628               $  106,284   $  151,128  $  209,209
     Plant and equipment, net                             85,376       92,649                   90,813      119,491     116,900
     Total assets                                        443,322      451,559                  425,827      612,195     572,459
     Debt due within one year (3)                          7,890        7,901                   28,894      117,114      66,187
     Long-term debt                                       24,158       40,898                   46,533       63,233      74,365
     Stockholders' equity                                281,744      256,316                  230,242      277,500     313,097
     Equity per share                                      17.11        15.81                    14.31        17.24       19.50
     Capital expenditures                                 17,677       26,507                   19,872       35,396      31,049

     -------------

    (1) Gives effect of the sale of Cleo as if it had occurred as of January 1, 1995 after giving effect to certain pro forma adjustments.

    (2) The full year results for 1993 have been restated to correct an inventory overstatement at Cleo and to record unrealized net losses on derivative transactions. The Cleo inventory restatement reduced income before income taxes for 1993 by $8,806. The derivatives' net impact on income before income taxes was a reduction of $5,689 for 1993. The aggregate effect of these changes was to reduce net income by $10,584, and to reduce net income per share by $.66 on a diluted basis.

    (3) Includes the current portion of long-term debt at December 31, which consisted of $7,890 in 1997, $7,901 in 1996, $9,894 in 1995, $11,164
         in 1994, and $3,917 in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Effective September 1, 1996, the Company placed its Mexican subsidiary, Gibson de Mexico, into liquidation. As a result, the Company recorded during the third quarter of 1996 a pretax loss on this liquidation of $2.1 million and an income tax benefit of $3.7 million for a net increase in net income of $1.6 million or $.10 per share on a diluted basis. The consolidated results of operations for 1996 include Gibson de Mexico's financial results through August 31, 1996. Gibson de Mexico`s financial results were not material to the consolidated results of operations.

         In mid-November 1995, the Company sold Cleo, its wholly-owned gift wrap subsidiary. In addition to gift wrap and related products, Cleo manufactured and sold Christmas cards and Valentines. The consolidated results of operations for 1995 include Cleo's financial results through the date of sale and reflect the loss on the sale of Cleo of $54.5 million, net of an income tax benefit of $28.5 million (see Note 13 of Notes to Consolidated Financial Statements set forth in
Item 8 below). For comparative purposes, the discussion below presents results of operations for the year ended December 31, 1995 on a pro forma basis, excluding Cleo, as well as on a historic basis.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         Revenues increased 1.9% to $397.7 million compared to $390.2 million in 1996. The increase was attributable to increased revenues at The Paper Factory and Gibson International. Domestic greeting card shipments at the Company's Card Division were down for 1997 reflecting a volume decline due to the loss of certain customers partially offset by lower returns and allowances. Returns and allowances were 18.3% in 1997 compared to 19.8% in 1996. The decline reflected decreases in everyday and seasonal returns, and in customer allowances. Consistent with general industry practice, the Company allows customers to return for credit certain everyday and seasonal greeting cards. Also, consistent with general industry practice, the Company enters into long-term sales agreements with certain retailers, some of which include advance payments. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

         Total operating expenses were $361.8 million or 91.0% of total revenues in 1997 compared to $351.7 million or 90.1% in 1996. Cost of products sold was 40.2% of total revenues in 1997 compared to 39.0% in 1996. The increase was primarily due to a higher product obsolescence provision, a change in product mix and the sales mix between operating units. Selling, distribution and administrative expenses were 50.8% of total revenues in 1997 compared to 51.1% in 1996. The decline in 1997, as a percentage of total revenues, reflected lower distribution costs, administrative expenses and bad debt expense, offset by increased selling and marketing expenses. In addition, 1996 included a $2.1 million pretax loss for the liquidation of Gibson de Mexico, partially offset by a foreign exchange gain at Gibson International.

         In 1997, the Company recorded net interest income of $.3 million compared to net interest expense of $5.5 million in 1996. The change was due to an increase in interest income from higher invested cash balances and a decrease in interest expense due to lower interest-bearing obligations.

         Income before income taxes was $36.3 million in 1997 compared to $33.1 million in 1996. The effective income tax rate for 1997 was 40.5% compared to the effective income tax rate for 1996, excluding the pretax charge of $2.1 million and related income tax benefit of $3.7 million on the liquidation of Gibson de Mexico, of 42.0%.

         Net income was $21.6 million in 1997 compared to $22.0 million in 1996. The net effect of the liquidation of Gibson de Mexico was to increase net income in 1996 by $1.6 million or $.10 per share on a diluted basis.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996 COMPARED WITH PRO FORMA YEAR ENDED DECEMBER 31, 1995

         Revenues in 1996 increased 0.4% to $390.2 million compared to pro forma revenues of $388.9 million in 1995. The increase was largely attributable to continued sales growth at The Paper Factory, reflecting increased retail locations, and Gibson International. This increase was partially offset by a decline in the Card Division's greeting card sales reflecting a volume decrease due in part to the loss of certain customers combined with higher returns and allowances, partially offset by new rooftops and increased selling prices. Returns and allowances were 19.8% in 1996 compared to pro forma returns and allowances of 18.2% in 1995. The increase in 1996 reflects an increase in everyday returns and customer allowances slightly offset by a decrease in seasonal returns.

         Total operating expenses were $351.7 million or 90.1% of total revenues in 1996 compared to pro forma operating expenses of $350.4 million or 90.1% in 1995. Cost of products sold was 39.0% of total revenues in 1996 compared to pro forma cost of products sold of 38.2% in 1995. The increase was primarily due to a change in product mix and higher returns and allowances, partially offset by an increase in selling prices. Selling, distribution and administrative expenses were 51.1% of total revenues in 1996 compared to pro forma selling, distribution and administrative expenses of 51.9% in 1995. The decrease in 1996 expenses, as a percentage of total revenues, reflected a decline in selling and marketing expenses and reduced bad debt expense at the Card Division, and a foreign exchange gain at Gibson International, partially offset by increased expenses in connection with various legal and employment matters, increased expenses at The Paper Factory to support increased retail locations and a loss on the liquidation of Gibson de Mexico. Excluding the charge for Gibson de Mexico, selling, distribution and administrative expenses, as a percent of revenues, would have been 50.6%.

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

         Net income was $22.0 million in 1996 compared to pro forma net income of $16.3 million in 1995. The net effect of the liquidation of Gibson de Mexico was to increase net income in 1996 by $1.6 million or $.10 per share on a diluted basis.

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

         Net income was $22.0 million in 1996 compared to a net loss of $46.5 million in 1995. The net effect of the liquidation of Gibson de Mexico was to increase net income in 1996 by $1.6 million or $.10 per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities decreased $57.0 million in 1997 from 1996 to $50.2 million compared to an increase of $62.1 million in 1996 from 1995 and an increase of $51.6 million in 1995 from 1994. The decrease in 1997 was primarily the result of an increase in the use of cash for other assets including customer sales agreements, the reduction of other current liabilities and the payment of income taxes as opposed to the receipt of income tax refunds in 1996.

         Cash used in investing activities for plant and equipment purchases totaled $17.7 million in 1997 compared to $26.5 million and $19.9 million in 1996 and 1995, respectively. Reduced levels of spending in 1997 compared to 1996 resulted from lower expenditures for manufacturing and distribution equipment at the Company's Card Division, and a lower level of new store openings and store remodelings at The Paper Factory. Plant and equipment purchases do not include assets acquired under capital lease obligations. During 1995, the Company renegotiated its long-term lease agreement for certain of its principal facilities resulting in the recording of a capital lease (see Note 11 of Notes to Consolidated Financial Statements set forth in Item 8 below). Cash used in investing activities in 1997 also included the investment of $4.1 million in The Virtual Mall, Inc., a company providing digital greetings through the Internet doing business as Greet Street. Cash provided by investing activities in 1996 included the collection of the note receivable of $24.6 million for the sale of Cleo, while cash provided by investing activities in 1995 included the proceeds received from the sale of Cleo.

         Cash used in financing activities in 1997 totaled $12.8 million compared to $25.2 million in 1996 and $109.1 million in 1995. In 1997, the Company prepaid $7.1 million in principal, without premium, on its senior notes. This payment was in addition to the $7.1 million principal amount the Company was scheduled to pay under the senior note agreement. Long-term debt payments in 1995 were $22.2 million primarily reflecting the partial redemption of senior notes with the proceeds from the sale of Cleo. The 1996 decrease in short-term borrowings resulted from the collection of the note receivable from the sale of Cleo and from improved cash flows from operations eliminating the need for short-term financing. The 1995 decrease in short-term borrowings resulted from the repayment of short-term debt with the proceeds from the sale of Cleo as well as improved cash flows from operations resulting in a decrease in the need for short-term financing.

         Management will seek to extend the existing revolving credit facility due to expire in late April 1998. Management believes that it will be able to extend this facility. When consummated, management expects that the facility will have a duration of 364 days and will provide for borrowings in an amount adequate for the Company's needs over the term of the facility.

         Capital expenditures for 1998 are expected to be $25.0 to $30.0 million higher than the 1997 level. Included in the potential increased spending on capital expenditures are significant expenditures related to the Company's business information systems. Management has analyzed its computer hardware and software in connection with the Company's need for improved information systems as well as the potential dating problems that may arise with the Year 2000. Management has decided to replace core business applications which support sales and customer services, procurement and manufacturing, distribution, and finance and accounting with Enterprise Resource Planning (ERP) software. The primary purpose of the ERP software is to add functionality and efficiency to the business processes of the Company as well as address the Year 2000 issue. In addition, the Company will upgrade software systems not addressed by the ERP software to correct potential problems associated with the Year 2000. Although the ability of third parties, with whom the Company transacts business, to address adequately their Year 2000 issues is outside the Company's control, the Company intends to discuss with its vendors and customers the possibility of any interface difficulties which may affect the Company.

         To upgrade or replace existing business information systems will require the Company to invest an estimated $30.0 to $35.0 million over the next thirty months. Although the systems project will extend beyond December 31, 1999, management believes substantially all Year 2000 issues will be addressed prior to that date. A significant portion of the projected expenditures for hardware and software will be capitalized in accordance with the recently issued AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The remainder will be expensed as incurred. The cost of the project and the expected completion date is based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

         Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing sales agreements, all of which total approximately $5.2 million to $32.6 million per year for the next five years, as well as for financing existing operations, currently projected capital expenditures including those for information systems, anticipated long-term sales agreements consistent with industry practices and other contingencies.

SUBSEQUENT EVENT

         On March 31, 1998, the Company announced a restructuring plan (the
Plan), which is expected to result in a total cost of $26.1 million before income taxes and is designed to enhance the Company's flexibility and operating efficiency, lower fixed costs and improve customer service. In connection with the Plan, the Company will outsource all of the card, gift wrap and other manufacturing operations currently performed at its Cincinnati, Ohio headquarters. Implementation of the Plan will begin in the second quarter of 1998 and is expected to be substantially complete by the end of the fourth quarter of 1998. In addition, the Company announced the investment in business information systems discussed above. The Company expects these plans to generate annual savings of approximately $10.0 million before income taxes by the year 2000 and be accretive to earnings beginning in 1999. See Note 15 of Notes to Consolidated Financial Statements set forth in Item 8 below.

         Management does not believe that there are any trends, events, commitments or uncertainties, except for the plans discussed above and for previously disclosed items (see Notes 12 and 15 of Notes to Consolidated Financial Statements set forth in Item 8 below), and aside from normal seasonal fluctuations and general industry competitive conditions, that should be expected to have a material effect on the results of operations, financial condition, liquidity or capital resources of the Company. However, except for the historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties. There are numerous important factors that could adversely affect the Company, including but not limited to competitive pressures with regard to price and terms of sale, unforeseen financial difficulties of significant customers, lack of market acceptance of the Company's new products and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Because of these, as well as other factors, historical information should not be relied upon as an indicator of future financial performance.

         For additional financial information see Consolidated Financial Statements and Notes to Consolidated Financial Statements set forth in Item 8 below.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GIBSON GREETINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands except per share amounts)

                                                                      1997             1996              1995
                                                                  ------------     ------------     -------------
REVENUES:
     Net sales                                                    $    397,115     $    389,421     $     540,145
     Royalty income                                                        602              825               676
                                                                  ------------     ------------     -------------
              Total revenues                                           397,717          390,246           540,821
                                                                  ------------     ------------     -------------

COSTS AND EXPENSES:
     Operating expenses:
         Cost of products sold                                         159,648          152,229           268,702
         Selling, distribution and administrative expenses             202,109          199,490           239,922
         Loss on sale of Cleo, Inc.                                      -                -                83,012
                                                                  ------------     ------------     -------------
              Total operating expenses                                 361,757          351,719           591,636
                                                                  ------------     ------------     -------------
OPERATING INCOME (LOSS)                                                 35,960           38,527           (50,815)
                                                                  ------------     ------------     -------------
     Financing expenses:
         Interest expense                                                5,432            8,822            13,178
         Interest income                                                (5,776)          (3,364)             (915)
                                                                  ------------     ------------     -------------
              Total financing expenses, net                               (344)           5,458            12,263
                                                                  ------------     ------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES                                       36,304           33,069           (63,078)
     Income tax provision (benefit)                                     14,706           11,107           (16,589)
                                                                  ============     ============     =============
NET INCOME (LOSS)                                                 $     21,598     $     21,962     $     (46,489)
                                                                  ============     ============     =============
NET INCOME (LOSS) PER SHARE:
     Basic                                                        $       1.32     $       1.36     $       (2.89)
                                                                  ============     ============     =============
     Diluted                                                      $       1.27     $       1.34     $       (2.89)
                                                                  ============     ============     =============

See accompanying notes to consolidated financial statements.

GIBSON GREETINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
(Dollars in thousands except per share amounts)

                                                                                      1997         1996
                                                                                    --------     --------
ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                           $114,267     $ 98,155
     Trade receivables, net                                                           30,325       42,423
     Inventories                                                                      59,424       65,069
     Prepaid expenses                                                                  4,435        2,958
     Deferred income taxes                                                            41,399       44,598
                                                                                    --------     --------
                    Total current assets                                             249,850      253,203
PLANT AND EQUIPMENT, NET                                                              85,376       92,649
DEFERRED INCOME TAXES                                                                 18,524       16,592
OTHER ASSETS, NET                                                                     89,572       89,115
                                                                                    --------     --------
                                                                                    $443,322     $451,559
                                                                                    ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Debt due within one year                                                       $  7,890     $  7,901
     Accounts payable                                                                 11,810       13,420
     Income taxes payable                                                             14,502       15,816
     Other current liabilities                                                        68,443       81,438
                                                                                    --------     --------
                    Total current liabilities                                        102,645      118,575
LONG-TERM DEBT                                                                        24,158       40,898
SALES AGREEMENT PAYMENTS DUE AFTER ONE YEAR                                           11,612       14,274
OTHER LIABILITIES                                                                     23,163       21,496
                                                                                    --------     --------
                    Total liabilities                                                161,578      195,243
                                                                                    --------     --------

COMMITMENTS AND CONTINGENCIES (NOTES 11 AND 12)

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $1.00; 5,000,000 shares
         authorized, none issued                                                          --           --
     Preferred stock, Series A, par value $1.00; 300,000 shares
         authorized, none issued                                                          --           --
     Common stock, par value $.01; 50,000,000 shares authorized,
         17,023,306 and 16,708,059 shares issued, respectively                           170          167
     Paid-in capital                                                                  52,872       47,474
     Retained earnings                                                               235,353      213,755
     Foreign currency translation adjustment                                             733          871
                                                                                    --------     --------
                                                                                     289,128      262,267
     Less treasury stock, at cost, 556,601
         and 494,601 shares, respectively                                              7,384        5,951
                                                                                    --------     --------
                    Total stockholders' equity                                       281,744      256,316
                                                                                    ========     ========
                                                                                    $443,322     $451,559
                                                                                    ========     ========



See accompanying notes to consolidated financial statements.

GIBSON GREETINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands)

                                                                                     1997           1996            1995
                                                                                  ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $  21,598      $  21,962      $ (46,489)
                                                                                  ---------      ---------      ---------
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation including write-down of display fixtures                       22,948         22,774         26,896
         (Gain ) loss on disposal of plant and equipment                              1,339           (123)         5,492
         Loss on sale of Cleo, Inc.                                                      --             --         83,012
         Deferred income taxes                                                        1,267         (1,434)        (2,901)
         Amortization of deferred costs and intangibles                              22,206         24,121         23,590
         Change in assets and liabilities:
           Trade receivables, net                                                    12,098          4,197         17,820
           Inventories                                                                5,645          3,234          2,821
           Income taxes receivable                                                       --         10,698        (10,698)
           Prepaid expenses                                                          (1,477)         1,096            221
           Other assets, net of amortization                                        (18,519)        (7,782)       (27,260)
           Accounts payable                                                          (1,610)         5,425         (2,617)
           Income taxes payable                                                      (1,314)        15,816         (4,742)
           Other current liabilities                                                (12,995)         9,796        (19,267)
           Other liabilities                                                           (995)        (4,751)          (316)
         All other, net                                                                  44          2,218           (379)
                                                                                  ---------      ---------      ---------
                  Total adjustments                                                  28,637         85,285         91,672
                                                                                  ---------      ---------      ---------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                              50,235        107,247         45,183
                                                                                  ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of plant and equipment                                                (17,677)       (26,507)       (19,872)
     Investment in The Virtual Mall, Inc.                                            (4,144)            --             --
     Proceeds from sale of plant and equipment                                          481          2,480            926
     Proceeds from sale of Cleo, Inc., net of escrow amount                              --             --         96,437
     Collection of note receivable from sale of Cleo, Inc.                               --         24,574             --
                                                                                  ---------      ---------      ---------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (21,340)           547         77,491
                                                                                  ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in short-term borrowings                                               --        (19,000)       (86,950)
     Payments on long-term debt                                                     (16,751)        (7,628)       (22,207)
     Issuance of common stock                                                         5,401          1,434             49
     Acquisition of common stock for treasury                                        (1,433)            --            (11)
                                                                                  ---------      ---------      ---------
              NET CASH USED IN FINANCING ACTIVITIES                                 (12,783)       (25,194)      (109,119)
                                                                                  ---------      ---------      ---------
NET INCREASE IN CASH AND EQUIVALENTS                                                 16,112         82,600         13,555
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                            98,155         15,555          2,000
                                                                                  =========      =========      =========
CASH AND EQUIVALENTS AT END OF YEAR                                               $ 114,267      $  98,155      $  15,555
                                                                                  =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid (received) during the year for:
       Interest                                                                   $   2,537      $   3,455      $  10,489
       Income taxes                                                                  14,753        (13,973)         1,751
     Noncash investing and financing activities:
       Purchase of plant and equipment through
         capital lease obligation                                                        --             --         19,135
       Note received in connection with sale of Cleo, Inc.                               --             --         24,574

See accompanying notes to consolidated financial statements.

GIBSON GREETINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands except per share amounts)

                                                                    1997           1996           1995
                                                                  ---------      ---------      ---------
COMMON STOCK, PAR VALUE $.01:
     Balance at beginning of year                                 $     167      $     166      $     166
     Exercise of stock options                                            3              1             --
                                                                  ---------      ---------      ---------
                                                                        170            167            166
                                                                  ---------      ---------      ---------

PAID-IN CAPITAL:
     Balance at beginning of year                                    47,474         46,041         45,992
     Exercise of stock options                                        5,398          1,433             49
                                                                  ---------      ---------      ---------
                                                                     52,872         47,474         46,041
                                                                  ---------      ---------      ---------

RETAINED EARNINGS:
     Balance at beginning of year                                   213,755        191,793        238,282
     Net income (loss)                                               21,598         21,962        (46,489)
                                                                  ---------      ---------      ---------
                                                                    235,353        213,755        191,793
                                                                  ---------      ---------      ---------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
     Balance at beginning of year                                       871         (1,807)        (1,000)
     Aggregate adjustments resulting  from:
       Translation of financial statements into U.S. dollars           (138)           513           (807)
       Liquidation of Gibson de Mexico S.A. de C.V                       --          2,165             --
                                                                  ---------      ---------      ---------
                                                                        733            871         (1,807)
                                                                  ---------      ---------      ---------

LESS TREASURY STOCK, AT COST:
     Balance at beginning of year                                     5,951          5,951          5,940
     Common stock acquired                                            1,433             --             11
                                                                  ---------      ---------      ---------
                                                                      7,384          5,951          5,951
                                                                  ---------      ---------      ---------
                      Total stockholders' equity                  $ 281,744      $ 256,316      $ 230,242
                                                                  =========      =========      =========




See accompanying notes to consolidated financial statements.

GIBSON GREETINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands except per share amounts)


NOTE 1- NATURE OF BUSINESS AND STATEMENT OF ACCOUNTING POLICIES

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

         Consistent with general industry practice, the Company has entered into long-term sales agreements with certain retailers. These sales agreements typically have terms ranging from three to five years, and generally specify a minimum sales volume commitment. In certain of these sales agreements, negotiated cash payments or credits constitute advance discounts against future sales. These payments are capitalized and amortized over the initial term of the sales agreement. In the event of default by a retailer, such as bankruptcy or liquidation, a sales agreement may be deemed impaired and unamortized amounts may be charged against operations immediately following the default. The Company conducts business based upon periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company's management does not believe a concentration of business risk exists due to the diversity of channels of distribution and geographic location of the Company's retail customers; however, management does believe the Company has certain risks related to up-front payments on long-term customer sales agreements.

         As further discussed in Note 13, the Company sold Cleo, Inc. (Cleo), its wholly-owned gift wrap subsidiary, to CSS Industries, Inc. in mid-November 1995. In addition to gift wrap and related products, Cleo manufactured and sold boxed Christmas cards and Valentines. In view of the poor economic conditions and devaluation of the peso in Mexico, the Company liquidated its investment in Gibson de Mexico S.A. de C.V. (Gibson de Mexico), a majority-owned subsidiary, during 1996 resulting in a loss on liquidation of $2,107 and an income tax benefit of $3,673 for a net increase in net income of $1,566 or $.10 per share on a diluted basis.

         One customer in 1997 and 1996 accounted for approximately 15% and 16% of net sales, respectively. Prior to the sale of Cleo, one customer in 1995 accounted for approximately 12% of net sales; however, on a pro forma basis, without Cleo, the Company's largest customer accounted for approximately 13% of net sales.

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

         The activities of this subsidiary were not material to consolidated operations in 1997, 1996 and 1995.

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

PLANT AND EQUIPMENT

         Plant and equipment are stated at cost. Plant and equipment, except for leasehold improvements, are depreciated over their related estimated useful lives, using the straight-line method. Generally, buildings are depreciated over 40 years; machinery and equipment are depreciated over three to 11 years; and display fixtures are depreciated over three to five years. Leasehold improvements are amortized over the terms of the respective leases (see Note
11), using the straight-line method. Expenditures for maintenance and repairs are charged to operations currently; renewals and betterments are capitalized.

OTHER ASSETS

         Other assets include deferred and prepaid costs, investments, goodwill and other intangibles. Deferred and prepaid costs principally represent costs incurred relating to long-term customer sales agreements. Deferred and prepaid costs are amortized ratably over the terms of the agreements, generally three to five years.

         Investments consist of assets held in grantor tax trusts, known as "Rabbi" trusts, for certain of the Company's retirement plans and of an investment in The Virtual Mall, Inc. doing business as Greet Street, a pioneer in providing digital greetings through the Internet. Assets held in Rabbi trusts, which are recorded at fair value, are subject to claims of the Company's creditors, but otherwise must be used only for purposes of providing benefits under the retirement plans. The market value of the investment in The Virtual Mall, Inc. is not readily determinable and the investment is therefore recorded at cost.

         Goodwill, principally from the acquisition of The Paper Factory in 1993, represents the excess of cost over fair value of net assets acquired. Goodwill and other intangibles are amortized over periods ranging from three to 20 years, using the straight-line method. Accumulated goodwill amortization at December 31, 1997 and 1996 was $5,995 and $4,687, respectively. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount.

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

COMPUTATION OF NET INCOME (LOSS) PER SHARE

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 - "Earnings per Share" in February 1997. The statement replaced the presentation of primary and fully diluted earnings per share of common stock (EPS) with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if contracts to issue common stock were exercised. However, if the effect on EPS assuming the exercise of contracts to issue common stock is antidilutive, which it would have been in 1995, such exercises are not considered. The Company adopted SFAS No. 128 in the fourth quarter of 1997. All previously reported EPS amounts have been restated to conform to the new presentation.

         The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the years ended December 31, 1997, 1996 and 1995. There are no adjustments to net income (loss) for the basic or diluted EPS computations:

                                                          1997           1996           1995
                                                       ----------     ----------     ----------
Basic weighted average shares outstanding              16,379,250     16,094,381     16,084,929
Effect of dilutive securities - stock options held
    by employees                                          560,791        235,118             --
                                                       ----------     ----------     ----------
Diluted weighted average shares outstanding            16,940,041     16,329,499     16,084,929
                                                       ==========     ==========     ==========

RECENTLY ISSUED ACCOUNTING STANDARDS

         The FASB issued SFAS No. 130 - "Reporting Comprehensive Income" in June 1997. The statement, which must be adopted in the first quarter of 1998, will require the Company to report comprehensive income, a measure of performance that includes all non-owner sources of changes in equity. In addition to net income reported in these financial statements, comprehensive income would include unrealized gains and losses on securities available for sale and foreign currency translation adjustments.

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


NOTE 2-TRADE RECEIVABLES

         Trade receivables at December 31, 1997 and 1996, consist of the following:

                                                                         1997         1996
                                                                       --------     --------
             Trade receivables                                         $85,537      $101,712
             Less reserves for returns, allowances, cash
               discounts and doubtful accounts                          55,212        59,289
                                                                       =======      ========
                                                                       $30,325      $ 42,423
                                                                       =======      ========

NOTE 3-INVENTORIES

         Inventories at December 31, 1997 and 1996, consist of the following:

                                               1997         1996
                                             --------     --------
             Finished goods                  $ 43,098     $ 47,666
             Work-in-process                   10,082       11,710
             Raw materials and supplies         6,244        5,693
                                             --------     --------
                                             $ 59,424     $ 65,069
                                             ========     ========


NOTE 4-PLANT AND EQUIPMENT

         Plant and equipment at December 31, 1997 and 1996, consist of the following:

                                               1997        1996
                                             ---------   --------
             Land and buildings               $ 32,074   $ 32,155
             Machinery and equipment            53,386     52,948
             Display fixtures                   83,899     81,480
             Leasehold improvements             12,047     11,700
             Construction in progress            1,217      3,257
                                              --------   --------
                                               182,623    181,540
             Less accumulated depreciation      97,247     88,891
                                              ========   ========
                                              $ 85,376   $ 92,649
                                              ========   ========

         At December 31,1997 and 1996, land and buildings include assets acquired under capital lease obligations of $19,135. Accumulated depreciation on such assets totals $2,249 and $1,190 at December 31, 1997 and 1996, respectively.


NOTE 5-OTHER ASSETS

         Other assets at December 31, 1997 and 1996, consist of the following:

                                                1997        1996
                                             ---------   ---------
             Deferred and prepaid costs      $ 123,378   $ 127,394
             Investments                         9,273       4,262
             Goodwill and other intangibles     26,160      26,160
                                             ---------   ---------
                                               158,811     157,816
             Less accumulated amortization      69,239      68,701
                                             ---------   ---------
                                             $  89,572   $  89,115
                                             =========   =========

NOTE 6-DEBT

         Debt at December 31, 1997 and 1996, consists of the following:

                                                                                   1997        1996
                                                                                  -------     -------
               Senior notes bearing interest at 9.33%, with annual serial
                 maturities through 1999                                          $11,428     $25,714
               Notes payable to former shareholders of The Paper Factory
                 bearing interest at 5.01%, payable in annual installments of
                 $2,019                                                                --       2,019
               Industrial revenue bonds bearing interest at 9.25%, payable in semi-annual installments of $300, secured by plant and
                 equipment with a carrying value of $8,168 and $8,664 at
                 December 31, 1997 and 1996, respectively                             600       1,200
               Other notes bearing interest at a weighted average rate of
                 5.20%, payable in quarterly installments, secured by the
                 same assets securing the industrial revenue bonds                    301         441
                                                                                  -------     -------
                                                                                   12,329      29,374
               Capital lease obligation payable in monthly installments
                 through 2013 (see Note 11)                                        19,719      19,425
                                                                                  -------     -------
                                                                                   32,048      48,799
               Less debt due within one year                                        7,890       7,901
                                                                                  -------     -------
                                                                                  $24,158     $40,898
                                                                                  =======     =======

         The Company has a 364-day revolving credit agreement providing $40,000 for general corporate purposes which expires in late April 1998. No borrowings were outstanding under the agreement at December 31, 1997. Management believes that it will be able to extend this facility. When consummated, management expects that the facility will have a duration of 364 days and will provide for borrowings in an amount adequate for the Company's needs over the term of the facility.

         The fair value of the Company's long-term debt (excluding capital lease obligations) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's gross long-term debt at December 31, 1997 was $12,694.

         The annual principal payments due on long-term debt (excluding capital lease obligations) are $7,890 and $4,439 for the years ended December 31, 1998 and 1999, respectively.

         Certain of the Company's debt agreements contain covenants, including limitations on dividends based on a formula related to net income (loss), stock sales and certain restricted investments. At December 31, 1997, the amount of unrestricted retained earnings available for dividends was $22,615.

         At December 31, 1997 and 1996, the Company had two outstanding interest rate swap positions with a total notional amount of $1,200. These two agreements, with terms similar to the related industrial revenue bonds, are constituted as hedges and effectively reduce the Company's interest on the bonds from 9.25% to 6.67% through February 1998. The estimated fair value of these two agreements at December 31, 1997 was $79.

NOTE 7-INCOME TAXES

         The income tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995, consists of the following:

                                                                    1997          1996          1995
                                                                  --------      --------      --------
                 Federal:
                  Current                                         $ 10,942      $ 10,216      $(19,093)
                  Deferred                                           1,038        (1,251)       (2,252)
                  Alternative minimum tax credit carryforward           --           200            --
                  Deferred investment tax credits, net                 (64)          (64)          (79)
                                                                  --------      --------      --------
                                                                    11,916         9,101       (21,424)
                                                                  --------      --------      --------
                 State and local:
                  Current                                            2,497         2,325         5,405
                  Deferred                                             293          (319)         (570)
                                                                  --------      --------      --------
                                                                     2,790         2,006         4,835
                                                                  --------      --------      --------
                                                                  $ 14,706      $ 11,107      $(16,589)
                                                                  ========      ========      ========

         The effective income tax rate for the years ended December 31, 1997, 1996 and 1995, varied from the statutory federal income tax rate as follows:

                                                                 1997      1996       1995
                                                                 ----      ----       ----
                Statutory federal income tax rate                35.0%     35.0%      35.0%
                State and local income taxes, net of federal
                  income tax benefit                              4.9       3.9        3.2
                Liquidation of subsidiary                          --      (7.4)        --
                Nondeductible losses                               --       0.3       (8.5)
                Other                                             0.6       1.8       (3.4)
                                                                 ----      ----       ----
                                                                 40.5%     33.6%      26.3%
                                                                 ====      ====       ====

         The above schedule includes the effect of state and foreign net operating losses for which no benefits have been provided.

         The net deferred taxes for the years ended December 31, 1997 and 1996, consist of the following:

                                                         1997          1996
                                                      --------      --------
                Current deferred taxes:
                  Gross assets                        $ 41,600      $ 44,852
                  Gross liabilities                       (201)         (254)
                                                      --------      --------
                                                        41,399        44,598
                                                      --------      --------
                Noncurrent deferred taxes:
                  Gross assets                          25,076        23,854
                  Valuation allowance                     (830)         (830)
                  Gross liabilities                     (5,658)       (6,304)
                  Deferred investment tax credits          (64)         (128)
                                                      --------      --------
                                                        18,524        16,592
                                                      --------      --------
                                                      $ 59,923      $ 61,190
                                                      ========      ========

     The Company has recorded a valuation allowance with respect to the deferred tax assets reflected in the following table as a result of recent capital losses and uncertainties with respect to the amount of taxable capital gain income which will be generated in future years.

         The tax balances of significant temporary differences representing deferred tax assets and liabilities for the years ended December 31, 1997 and 1996, consist of the following:


                                                                       1997         1996
                                                                     -------      -------
               Reserves for returns, allowances, cash discounts
                 and doubtful accounts                               $23,134      $24,911
               Reserve for inventories and related items               8,218        6,103
               Postretirement benefits                                 2,261        2,238
               Depreciation of plant and equipment                    (5,517)      (6,188)
               Reserve for display fixtures                              817        1,006
               Accrued compensation and benefits                      16,527       17,802
               Sales agreement payments due                            7,485        7,697
               Other accruals and reserves, net                        7,892        8,579
               Deferred investment tax credits                           (64)        (128)
                                                                     -------      -------
                                                                      60,753       62,020
               Valuation allowance                                      (830)        (830)
                                                                     -------      -------
                                                                     $59,923      $61,190
                                                                     =======      =======

NOTE 8-OTHER CURRENT LIABILITIES

         Other current liabilities at December 31, 1997 and 1996, consist of the following:


                                                                      1997        1996
                                                                     -------     -------
               Compensation, payroll taxes and related
                 withholdings                                        $13,487     $18,074
               Customer allowances                                    13,709      14,525
               Accrued insurance                                      10,259      10,810
               Sales agreement payments due within one year            8,002       8,592
               Accrued interest                                        7,760       8,189
               Property and other taxes                                4,221       4,259
               Other                                                  11,005      16,989
                                                                     -------     -------
                                                                     $68,443     $81,438
                                                                     =======     =======


NOTE 9-RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

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

         The following table sets forth the Retirement Plan's funded status on the measurement dates, December 31, 1997 and 1996, and a reconciliation of the funded status to the amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996:

                                                                       1997          1996
                                                                      -------      --------
               Actuarial present value of benefit obligations:
                 Vested benefit obligation                            $65,880      $ 60,741
                                                                      =======      ========
                 Accumulated benefit obligation                       $69,825      $ 64,152
                                                                      =======      ========
                 Projected benefit obligation for services
                    rendered to date                                  $79,306      $ 71,117
               Plan assets at fair market value                        87,709        78,656
                                                                      -------      --------
               Projected benefit obligation less than plan assets      (8,403)       (7,539)
               Unrecognized prior service cost                           (500)         (837)
               Unrecognized net gain                                   21,520        19,858
                                                                      -------      --------
               Accrued pension expense included in other
                 liabilities                                          $12,617      $ 11,482
                                                                      =======      ========

         The market value of the Retirement Plan assets exceeded assumed market value by $7,425. The changes in asset values relative to the measurement dates are primarily due to fluctuations in the market value of the Retirement Plan's equity investments.

         In addition to the Retirement Plan, the Company has established the following plans: a nonqualified defined benefit plan for employees whose benefits under the Retirement Plan are limited by provisions of the Internal Revenue Code; a nonqualified defined benefit plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under other Company plans; and a nonqualified plan to provide retirement benefits for members of the Company's Board of Directors who are not covered under any of the Company's other plans. These plans were unfunded at December 31, 1997 and 1996, although assets for these plans totaling $5,129 and $4,262, respectively, are held in Rabbi trusts.

         The following table sets forth the nonqualified defined benefit plans' benefit obligations on the measurement dates, December 31, 1997 and 1996, and a reconciliation of those obligations to the amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996:

                                                                    1997         1996
                                                                   -------      -------
               Actuarial present value of benefit obligations:
                 Vested benefit obligation                         $ 5,340      $ 4,263
                                                                   =======      =======
                 Accumulated benefit obligation                    $ 6,003      $ 4,840
                                                                   =======      =======
                 Projected benefit obligation for services
                    rendered to date                               $ 6,613      $ 5,081
               Unrecognized prior service cost                      (1,274)      (1,414)
               Unrecognized net gain (loss)                           (816)         248
                                                                   -------      -------
               Accrued pension expense included in other
                 liabilities                                       $ 4,523      $ 3,915
                                                                   =======      =======

         The assumed weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the plans was 7.25% and 4.50% in 1997 and 7.75% and 4.50% in 1996, respectively. The change in the discount rate from 7.75% to 7.25% increased the Retirement Plan's projected benefit obligation by $5,072 in 1997. The assumed long-term rate of return on plan assets used for valuation purposes was 9.0% for 1997 and 1996.

         A summary of the components of net pension expense for all of the Company's defined benefit plans for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                                   1997         1996         1995
                                                                 --------     --------     --------
               Service cost-benefits earned during the period    $  2,170     $  2,158     $  2,652
               Interest cost on projected benefit obligation        6,021        5,635        5,833
               Net amortization and deferral                        7,554        6,494        7,409
               Actual return on plan assets                       (13,671)     (11,744)     (13,178)
                                                                 --------     --------     --------
                                                                 $  2,074     $  2,543     $  2,716
                                                                 ========     ========     ========



         The Company combined its two defined contribution plans during 1997. The combined plan incorporates the provisions of the former plans which, pursuant to Section 401(k) of the Internal Revenue Code, provide that employees meeting certain eligibility requirements may defer a portion of their salary subject to certain limitations. The Company pays certain administrative costs of the plan and makes contributions based upon a percentage of the employee's salary deferral and an annual additional contribution at the discretion of the Board of Directors consistent with the terms of the former plans. Eligible employees of Cleo participated in one of these former plans through the date of the sale of Cleo on November 14, 1995. The total expense for these plans for the years ended December 31, 1997, 1996 and 1995, was $385, $752 and $452,
respectively.

         The Company had a defined contribution plan for Cleo employees who were members of a collective bargaining unit. Benefits under this plan were determined based upon years of service and an hourly contribution rate. Pension expense for this plan for the year ended December 31, 1995 was $218. As a result of the sale of Cleo, the Company has no further obligations to the plan.

         In addition to providing pension benefits, the Company provides medical and life insurance benefits for eligible employees upon retirement from the Company. Substantially all employees may become eligible for such benefits upon retiring from active employment of the Company. Medical and life insurance benefits for employees and retirees are paid by a combination of company and employee or retiree contributions. Retiree insurance benefits are provided by insurance companies whose premiums are based on claims paid during the year.

         A reconciliation of the accumulated postretirement benefit obligation
(APBO) measured as of December 31, 1997 and 1996 to the amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996, is as follows:

                                                              1997      1996
                                                              -----     -----
               Retirees                                      $1,340    $  930
               Fully eligible active employees                1,158     1,030
               Other active employees                         1,089     1,020
                                                             ------    ------
               Accumulated benefit obligation (unfunded)      3,587     2,980
               Unrecognized prior service cost                   78        89
               Unrecognized net gain                          1,521     2,042
                                                             ------    ------
               Accrued APBO included in other liabilities    $5,186    $5,111
                                                             ======    ======


         The accumulated benefit obligation for 1997 and 1996 was determined using the following assumptions:


                                                            1997          1996
                                                         ----------    ----------
             Discount rate                                  7.25%         7.75%

             Health care cost trend rate                  8.0% for      8.5% for
                                                            1998          1997
                                                           graded        graded
                                                          down per      down per
                                                         year to 6%    year to 6%
                                                           in the        in the
                                                         year 2002,    year 2002,
                                                            5.5%          5.5%
                                                         thereafter    thereafter

         Net periodic cost of these benefits for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                                  1997       1996      1995
                                                                 -----      -----      ----
              Service cost-benefits earned during the period     $ 146      $ 152      $ 161
              Interest cost on accumulated benefits                248        219        349
              Net amortization                                    (123)      (142)       (70)
                                                                 =====      =====      =====
                                                                 $ 271      $ 229      $ 440
                                                                 =====      =====      =====

         The health care cost trend rate assumption does not have a significant effect on the amounts reported. For example, a 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997, and the net periodic cost for the year then ended, by approximately $18 and $131, respectively.


NOTE 10-STOCKHOLDERS' EQUITY

EMPLOYEE STOCK PLANS

         Under various stock option and incentive plans, the Company may grant incentive and nonqualified stock options to purchase up to 4,842,500 shares of common stock. All incentive options are granted at the fair market value on the date of grant. Incentive stock options become exercisable equally over three years beginning one year after the date granted and expire ten years after the date granted. Nonqualified stock options become exercisable according to a vesting schedule determined at the date granted and expire on the date set forth in the option agreement. Nonqualified stock options were granted in 1997 and 1996 at exercise prices at least equal to the fair market value of the common stock on the date of grant. Of these, nonqualified stock options for 30,000 shares of common stock in 1997 and 300,000 shares of common stock in 1996 were granted to certain of the Company's officers contingent on stockholder approval of an increase in the number of shares authorized for issuance under one of the Company's employee stock plans. For financial reporting purposes, these 330,000 options are deemed to have been granted on April 24, 1997, the date stockholder approval was obtained. At that date, the exercise prices were less than the market price of the common stock. As a result, the contingent options are reported as having been granted at exercise prices below the fair market value of the common stock.

         Under certain employee stock plans, the Company may grant the right to purchase restricted shares of its common stock. Such shares are subject to restriction on transfer and to repurchase by the Company at the original purchase price. The purchase price of restricted shares is determined by the Company and may be nominal. No restricted shares were granted in 1997, 1996 or 1995.

         A summary of stock option activity during the years ended December 31, 1997, 1996 and 1995, is as follows:


                                                        1997                      1996                       1995
                                              -------------------------  --------------------------  -----------------------
                                                              Weighted                  Weighted                   Weighted
                                                              Average                   Average                    Average
                                                              Exercise                  Exercise                   Exercise
                                                 Shares        Price        Shares       Price        Shares        Price
                                              -------------- ----------  ----------    ------------  ---------    ----------
Outstanding beginning of year                   1,424,273      $13.29     1,033,166      $14.58      1,321,619    $   18.79
Granted - Exercise price on date of grant:
   Equal to market price of stock                 623,500       22.62       445,750       12.57         65,900        10.99
   Greater than market price of
     stock                                         22,000       20.19       350,000       14.64             --           --
   Less than market price of stock                330,000       16.67           --           --             --           --
Effect of cancelled and reissued
   stock options                                       --          --           --           --             --        (8.43)
Exercised                                        (312,481)      12.59     (119,077)       10.16         (5,600)       13.16
Forfeited                                         (92,036)      16.01     (285,566)       19.81       (340,503)       18.04
Expired                                                --       --              --           --         (8,250)       20.00
                                               ----------      ------     --------       ------     ----------    ---------
Outstanding end of year                         1,995,256      $16.80    1,424,273       $13.29      1,033,166    $   14.58
                                               ==========      ======    =========       ======     ==========    =========
Exercisable end of year                           860,516      $13.76      694,694       $14.07        388,999    $   20.47
                                               ==========      ======    =========       ======     ==========    =========



         The range of exercise prices on shares outstanding as of December 31, 1997 is as follows:

                                           Outstanding                                 Exercisable
                              -----------------------------------------          ----------------------
                                                  Weighted Average
                                             --------------------------                        Weighted
                                                             Remaining                         Average
      Range of                               Exercise       Contractual                        Exercise
 Exercise Prices               Shares          Price       Life in Years         Shares         Price
 ---------------               ------          -----       -------------         ------         -----
  $ 9.75-14.50                908,256         $12.69           8.17             779,849         $13.14
   14.63-19.25                435,500          16.69           8.27              50,667          18.11
   19.50-28.00                651,500          22.61           7.93              30,000          22.50

         For the years ended 1997, 1996 and 1995, compensation expense recognized under stock-based employee compensation plans was not material. During 1995, 476,600 options outstanding at the beginning of the year were cancelled and reissued at $9.75.

         At December 31, 1997, 653,640 shares were available under the stock option and incentive plans, of which 615,640 shares could be issued as restricted shares. Of the total shares available, 38,000 were reserved for issuance pursuant to the Company's Stock Option Plan for Nonemployee Directors.

         Effective January 1, 1996, the Company adopted SFAS No. 123 - "Accounting for Stock-Based Compensation." This statement encourages, but does not require, adoption of a fair-value-based accounting method for employee stock-based compensation arrangements. As permitted by the statement, the Company elected to disclose pro forma net income (loss) and net income (loss) per share as if the fair-value-based method had been applied in measuring compensation costs.

         Pro forma information for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                     1997              1996          1995
                                                    -------          -------       --------
         Pro forma net income (loss)                $19,822          $20,264       $(46,748)
                                                    =======          =======       ========
         Pro forma net income (loss) per share:
             Basic                                  $  1.21          $  1.26       $  (2.91)
                                                    =======          =======       ========
             Diluted                                $  1.17          $  1.24       $  (2.91)
                                                    =======          =======       ========

         Compensation expense reflected in the pro forma disclosures is not indicative of future amounts when the SFAS No. 123 prescribed method will apply to all outstanding nonvested awards.

         The weighted average fair values at date of grant for options granted during 1997, 1996 and 1995 were $7.23, $3.70 and $3.10 per option, respectively. The fair values were determined using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 1997, 1996 and 1995:

                                                           1997            1996            1995
                                                           ----            ----            ----
             Expected life in years                        5               5              5
             Interest rate                                 5.90%           6.50%          6.70%
             Volatility                                   36.81%          36.46%         36.07%
             Dividend yield                                0.30%           0.90%          1.90%

STOCK REPURCHASE PROGRAM

         On July 30, 1997, the Company announced a program to repurchase up to one million shares of its common stock over a twelve month period. The repurchases will be made on the open market or in private negotiated transactions at prevailing market prices. The dates and amount of repurchases will be determined by market conditions. The common stock acquired will be held as treasury stock and used in the Company's employee stock plans and for general corporate purposes. As of December 31, 1997, the Company had repurchased 60,000 shares of its common stock under this program.


NOTE 11-COMMITMENTS

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

         Rental expense for the years ended December 31, 1997, 1996 and 1995, on all real and personal property, was $15,743, $15,292 and $23,663, respectively.

         Minimum rental commitments under noncancelable leases as of December 31, 1997 are as follows:




                                                                   Capital        Operating
             Year Ending December 31,                               Lease           Leases
             -----------------------------                       ---------        ----------
                         1998                                    $   3,100          $ 13,575
                         1999                                        3,100            10,653
                         2000                                        3,152             5,227
                         2001                                        3,720             2,737
                         2002                                        3,720             1,249
                         Thereafter                                 49,240             1,209
                                                                 ---------          --------
             Net minimum commitments                                66,032          $ 34,650
                                                                                    ========
                  Less amount representing interest                 46,313
                                                                 ---------
             Present value of net minimum lease commitments      $  19,719
                                                                 =========


CONTRACT COMMITMENTS

         The Company has several long-term customer sales agreements which require payments and credits for each of the years in the five-year period ended December 31, 2002, of $8,002, $6,651, $4,250, $511 and $200, respectively, and no payments and credits thereafter. These amounts are included as other current liabilities or other liabilities in the accompanying consolidated balance sheet as of December 31, 1997.


EMPLOYMENT AGREEMENTS

         The Company has employment agreements with certain executives which provide for, among other things, minimum annual base salaries which may be adjusted periodically, continued payment of salaries in certain circumstances and incentive bonuses. Certain agreements further provide for employment termination payments, including payments contingent upon any person becoming the beneficial owner of 50% or greater of the Company's outstanding common stock.


NOTE 12-LEGAL PROCEEDINGS

         In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994, in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In August 1996, the Court certified the case as a class action. The Court subsequently concluded that the certified class representative could represent only those class members who purchased Gibson stock after April 19, 1994 and before July 1, 1994. Class members purchasing Gibson stock from November 3, 1993 to April 19, 1994 were given until January 29, 1998 to move for class certification. No such motion was filed. The latest Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. The Company is defending the suit vigorously and has filed motions to dismiss and for summary judgment on the latest Complaint. It has also filed a Third Party Complaint against its former auditor for contribution against any judgment adverse to the Company. Discovery has closed; however, no trial date has been set.

         The Company presently is unable to predict the effect of the ultimate resolution of the matter described above upon the Company's results of operations and cash flows. As of this date, however, management does not expect that such resolution would result in a material adverse effect upon the Company's total net worth.

         In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.


NOTE 13-SALE OF CLEO, INC.

         Effective November 15, 1995, the Company consummated an agreement to sell Cleo to CSS Industries, Inc. Total consideration to the Company amounted to approximately $133,074, consisting of $96,500 in cash, a note due and paid on January 29, 1996 for $24,574 and $12,000 which is held in escrow for certain post-closing adjustments and indemnification obligations. In addition, the Company was released from approximately $14,956 of third-party debt which was retained by Cleo under its new owner. This transaction resulted in a loss of $54,471, net of an income tax benefit of $28,541, which has been included in operations for the year ended December 31, 1995.

         The following is a summary of Cleo's net assets as of November 14, 1995 and results of operations of Cleo for the period then ended:

                                                                           As of
                                                                        November 14,
                                                                            1995
                                                                       -------------
                Current assets                                            $ 191,203
                Property and equipment, net                                  33,999
                Other assets, net                                             1,087
                                                                          ---------
                  Total assets                                              226,289
                Current liabilities                                          22,803
                Long-term debt, including current portion                    14,956
                                                                          =========
                  Net assets                                              $ 188,530
                                                                          =========

                                                                        Period Ended
                                                                         November 14
                                                                            1995
                                                                          ---------
                Revenues                                                  $ 151,937
                                                                          =========
                Loss before income taxes                                  $ (17,110)
                                                                          =========
                Net loss                                                  $ (12,446)
                                                                          =========

NOTE 14-QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        First      Second       Third       Fourth
                                       Quarter     Quarter     Quarter      Quarter        Year
                                       -------     -------     -------      -------        ----
1997
-----------------------
Net sales                              $99,418     $92,474      $91,987     $113,236      $397,115
Total revenues                          99,613      92,663       92,145      113,296       397,717
Cost of products sold                   36,214      31,072       38,645       53,717       159,648
Other operating expenses                52,034      51,501       48,890       49,684       202,109
Interest expense (income), net (1)         806         860          (35)      (1,975)         (344)
Net income                               6,073       5,351        2,671        7,503        21,598
Net income per share:
  Basic                                   0.37        0.33         0.16         0.46          1.32
  Diluted                                 0.36        0.32         0.15         0.44          1.27

1996
-----------------------
Net sales                              $97,572     $88,397      $92,369     $111,083      $389,421
Total revenues                          97,779      88,585       92,551      111,331       390,246
Cost of products sold                   34,338      31,106       38,721       48,064       152,229
Other operating expenses                52,207      46,082       50,710       50,491       199,490
Interest expense, net                    1,489       1,090          902        1,977         5,458
Net income                               5,596       5,869        4,054        6,443        21,962
Net income per share:
  Basic                                   0.35        0.36         0.25         0.40          1.36
  Diluted                                 0.34        0.36         0.25         0.39          1.34


     (1) In the first and second quarters of 1997, the Company recorded estimates for interest expense totaling $1,775 on a potential obligation which did not materialize and the interest expense was therefore reversed in the fourth quarter.

NOTE 15-SUBSEQUENT EVENT

        On March 31, 1998, the Company announced a restructuring plan (the
Plan) under which the Company will outsource its principal manufacturing operations currently performed at its Cincinnati, Ohio headquarters. Implementation of the Plan will begin in the second quarter of 1998 and is expected to be substantially complete by the end of the fourth quarter of 1998. The total cost of this plan is expected to be $26,100 before income taxes and will be recognized as a separate component of operating expenses in the first quarter of 1998. In addition, the Company will invest an estimated $30,000 to $35,000 over the next 30 months to significantly upgrade or replace its existing business information systems. The investment in business information systems will be expensed as incurred or capitalized as appropriate in accordance with the recently issued AICPA Statement of Position 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." Management believes these plans will enhance the Company's flexibility and operating efficiency while lowering fixed costs and improving customer service.

        The Company has recognized within the total restructuring costs approximately $17,100 representing costs related to the facility, $5,800 related to involuntary employee severance, and $3,200 in other costs. As a result of the restructuring and the information systems plans, approximately 480 employees will be terminated, consisting of approximately 415 plant operations and manufacturing personnel and approximately 65 employees from various support and administrative functions within the Company. The involuntary severance package which was communicated to employees on March 31, 1998 includes salary continuation, subsidized medical coverage during the salary continuation period, professional outplacement assistance and career counseling. The termination of these employees will result in the curtailment of a defined benefit pension plan. The curtailment is expected to result in a gain of approximately $3,900 before income taxes, as estimated by an actuary, which will be recognized as positions are eliminated.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of Gibson Greetings, Inc.
Cincinnati, Ohio




         We have audited the accompanying consolidated balance sheets of Gibson Greetings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP



/s/Deloitte & Touche LLP



Cincinnati, Ohio

February 16, 1998, except for Note 15, as to which the date is March 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Except as set forth below, the information required by this Part is included in the Company's definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders, and is incorporated by reference herein.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Executive Officers of the Company (at March 1, 1998) are as follows:



         NAME                   AGE        TITLE
         -------------------   -----       ------------------------------------------
         Frank J. O'Connell     54         Chairman of the Board, President and Chief Executive Officer

         James T. Wilson        49         Executive Vice President-Finance and Operations,
                                             and Chief Financial Officer

         Gregory Ionna          46         Executive Vice President, Card Division

         Karen L. Kemp          47         Senior Vice President, Human Resources

         Gregory A. Brown       48         Senior Vice President, Sales, Card Division

         Paul W. Farley         53         Vice President-Controller, and Assistant Treasurer

         FRANK J. O'CONNELL. Mr. O'Connell has been the Company's Chairman since April 1997, and the Chief Executive Officer and President since August 1996. He was a business consultant from May 1995 to August 1996. He served as the President and Chief Executive Officer of Skybox International, Inc. (Skybox), a trading card manufacturer, from 1991 to 1995. Prior to joining Skybox, he was a venture capital consultant from 1990 to 1991 and served as President of Reebok Brands, North America from 1989 to 1990. He became a director of the Company in August 1996.

         JAMES T. WILSON. Mr. Wilson joined the Company in September 1997 as Executive Vice President-Finance and Operations, and the Chief Financial Officer. Previously, from 1995 to 1996, Mr. Wilson served as Chief Financial Officer of Datatec Industries Inc., a national leader in the implementation of enterprise-wide information networks for major retail chains, financial institutions and multi-branch commercial and industrial companies. From 1992 to 1994, Mr. Wilson served as Chief Financial Officer of Marvel Entertainment Group, Inc., an international publisher of comic books, and distributor of sports and entertainment cards. Prior to 1992, Mr. Wilson held positions as Chief Operating Officer of Andrews Group Inc. and Chief Financial Officer of Technicolor Holdings, Inc., companies controlled by MacAndrews and Forbes Holdings.

         GREGORY IONNA. Mr. Ionna has been Executive Vice President of the Company's Card Division since September 1993. Prior to that he served in various management capacities within the sales and marketing functions of the Card Division.

         KAREN L. KEMP. Ms. Kemp joined the Company in April 1997 as Senior Vice President with responsibility for Human Resources, Legal and Corporate Communications. From 1990 to 1997, Ms. Kemp was employed by Fisher-Price, Inc., a leading toy company. At Fisher-Price, she held a series of increasingly responsible management positions, most recently serving as Senior Vice President of Administration and Human Resources. Previously, Ms. Kemp held management positions with Goldome Bank and New England Electric System.

         GREGORY A. BROWN. Mr. Brown joined the Company in May 1997 as Senior Vice President with responsibility for the sales function of the Company's Card Division. From 1996 to 1997, Mr. Brown was Vice President of Sales for the baby food business of Gerber Baby Products Corp. From 1989 until 1996, Mr. Brown served as Vice President of Sales for Tombstone Pizza Corporation, a division of Kraft General Foods. Previously, Mr. Brown held sales and marketing management positions with Frito-Lay, Incorporated, Polaroid Corporation and the Procter & Gamble Distributing Company.

         PAUL W. FARLEY. Mr. Farley has been Vice President-Controller since April 1997 and has served as the Principal Accounting Officer since September 1996. From 1992 to 1996 he served as Vice President-Finance of the Company's Card Division. Previously, he served as Corporate Controller from 1986 to 1992. He was appointed Assistant Treasurer in 1981.

         Officers serve with the approval of the Board of Directors.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) The following documents are filed as part of this report:

         1.       Financial Statements:

                  PAGE
                  HEREIN         FINANCIAL STATEMENT
                  ------         -------------------
                   13            Consolidated Statements of  Operations for the years ended December 31, 1997,
                                 1996 and 1995
                   14            Consolidated Balance Sheets as of December 31, 1997 and 1996
                   15            Consolidated Statements of Cash Flows for the years ended December 31, 1997,
                                 1996 and 1995
                   16            Consolidated Statements of Changes in Stockholders' Equity for the years ended
                                 December 31, 1997, 1996 and 1995
                   17            Notes to Consolidated Financial Statements
                   32            Independent Auditors' Report


         2. Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:

                  PAGE
                 HEREIN         SCHEDULE
                 ------         --------
                   37           Valuation and Qualifying Accounts


         3. Exhibits: See Index of Exhibits (page 38) for a listing of all exhibits filed with this annual report on Form 10-K

b) Reports on Form 8-K:

                                The Company filed a Form 8-K with the
                                Securities and Exchange Commission on
                                December 22, 1997 (date of report:
                                December 15, 1997) attaching the Company's press release dated December 15, 1997.

                                No financial statements were required to be filed in connection with the above report.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March 1998.

                                              Gibson Greetings, Inc.
                                              By  /s/ FRANK J. O'CONNELL
                                              ---------------------------
                                              Frank J. O'Connell
                                              Chairman of the Board, President
                                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of the 31st day of March 1998.


            Signature                                            Title
            ---------                                            -----

            /s/ Frank J. O'Connell                               Chairman of the Board, President and
            ------------------------------                       Chief Executive Officer
            Frank J. O'Connell

            /s/ James T. Wilson                                  Executive Vice President-Finance and Operations
            ------------------------------                       and Chief Financial Officer
            James T. Wilson                                      (principal financial officer)

            /s/ Paul W. Farley                                   Vice President-Controller, and Assistant Treasurer
            ------------------------------                       (principal accounting officer)
            Paul W. Farley

            /s/ George M. Gibson                                 Director
            ------------------------------
            George M. Gibson

            /s/ Robert P. Kirby                                  Director
            ------------------------------
            Robert P. Kirby

            /s/ Charles D. Lindberg                              Director
            ------------------------------
            Charles D. Lindberg

            /s/Albert R. Pezzillo                                Director
            ------------------------------
            Albert R. Pezzillo

            /s/ Charlotte St. Martin                             Director
            ------------------------------
            Charlotte St. Martin

            /s/ C. Anthony Wainwright                            Director
            ------------------------------
            C. Anthony Wainwright


                             GIBSON GREETINGS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)




                Column A              Column B            Column C               Column D           Column E
                --------              --------            --------               --------           --------
                                                          Additions
                                                  -------------------------
                                     Balance at   Charged to     Charged to                        Balance at
                                     Beginning    Costs and        Other                            End of
              Description            of Period     Expenses       Accounts      Deductions           Period
              -----------            ---------     --------       --------      ----------           ------

Deducted from trade receivables-
Allowance for doubtful accounts:
     Twelve months ended 12/31/97     $13,654     $    288          $  --     $    252(A)           $13,690
     Twelve months ended 12/31/96      12,305        2,086             --          737(A)            13,654
     Twelve months ended 12/31/95      12,653        6,606             --        6,954(A)            12,305

Allowance for sales returns,
   allowances and cash discounts:
     Twelve months ended 12/31/97     $45,635     $ 94,368          $  --     $ 98,481(B)           $41,522
     Twelve months ended 12/31/96      46,973      101,815             --      103,153(B)            45,635
     Twelve months ended 12/31/95      54,742       97,445             --      105,214(B)            46,973


-------------------------

 (A) Accounts judged to be uncollectible and charged to reserve, net of recoveries (including Cleo through November 14, 1995) which were charged to the reserve, and the reduction in the allowance as a result of the sale of Cleo effective November 15, 1995 of $1,917.

 (B) Included actual cash discounts taken by customers and sales returns and allowances granted to customers (including Cleo through November 14, 1995) all of which were charged to the reserve, and the reduction in the allowance as a result of the sale of Cleo effective November 15, 1995 of $5,495.

INDEX OF EXHIBITS


   EXHIBIT
   NUMBER           DESCRIPTION
   ------           ---------------------------------------------------------------------------------------------------------
    3(a)            Restated Certificate of Incorporation as amended (*1)

    3(b)            Bylaws (*2)

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

   10(c) Credit Agreement, dated as of April 26, 1996, by and among Gibson Greetings, Inc. ; The Bank of New York The Fifth
                    Third Bank; Harris Trust and Savings Bank; NBD Bank, N.A.,;
                    The Sanwa Bank, LTD.; The Bank of New York, as agent (*5)

   10(d)            Form of Note Agreement between Gibson Greetings, Inc. and
                    Connecticut Mutual Life, The Minnesota Mutual Life Insurance
                    Company, The Reliable Life Insurance Company, Federated Life
                    Insurance Company, The Variable Annuity Life Insurance
                    Company and Nationwide Life Insurance Company dated May 15,
                    1991 (*6)

   10(e)            Executive Compensation Plans and Arrangements
                    (i)    1983 Stock Option Plan (*2)
                    (ii)   1985 Stock Option Plan (*2)
                    (iii)  1987 Stock Option Plan (*2)
                    (iv)   1989 Stock Incentive Plan (*2)
                    (v)    1989 Stock Option Plan for Nonemployee Directors (*2)
                    (vi)   1996 Nonemployee Director Stock Plan (*7)
                    (vii)  1991 Stock Incentive Plan (*8)
                    (viii) Employment Agreement between Gibson Greetings, Inc. and
                           Benjamin J. Sottile dated April 1, 1993 (*9)
                    (ix)   ERISA Makeup Plan (*10)
                    (x)    Supplemental Executive Retirement Plan (*10)
                    (xi)   Agreement dated August 25, 1996 between Gibson Greetings, Inc.
                           and Frank J. O'Connell (*11)
                    (xii)  Agreement dated December 28, 1996 between Gibson Greetings, Inc. and Gregory Ionna (*12)

                    (xiii) Agreements dated January 24, 1991 and December 10, 1993 between Gibson Greetings, Inc. and
                           Paul W. Farley (*12)

                    (xiv)  Settlement Agreement dated February 18, 1997 between Gibson Greetings, Inc. and
                           Benjamin J. Sottile (*12)

                    (xv)   Agreement dated May 13, 1997 between Gibson Greetings, Inc. and Karen L. Kemp (*13)
                    (xvi)  Agreement dated September 29, 1997 between Gibson Greetings, Inc. and James T. Wilson (*14)
                    (xvii) Agreement dated May 2, 1997 between Gibson Greetings, Inc. and Gregory A. Brown

   10(f)            Stock Purchase Agreement, dated October 3, 1995, by and between CSS Industries, Inc. and Gibson Greetings,
                    Inc. (*15)

   10(g)            Amendment dated November 15, 1995, to Lease Agreement, dated January 25, 1982, by and between Corporate
                    Property Associates 2 and Corporate Associates 3 and Gibson Greetings, Inc. (*16)

   10(h)            Amendment No. 1 and Restatement dated April 4, 1997 to Credit Agreement dated as of April 26, 1996 (*13)

   EXHIBIT
   NUMBER           DESCRIPTION
   ------           ---------------------------------------------------------


      11            Computation of Income (Loss) per Share

      21            Subsidiaries of the Registrant

      23            Independent Auditors' Consent

      27            Financial Data Schedule (contained in EDGAR filing only)


---------

* Filed as an Exhibit to the document indicated and incorporated herein by reference:

         (1)        The Company's Report on Form 10-K for the year ended December 31, 1988.
         (2)        The Company's Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1993.
         (3)        The Company's Registration Statement on Form S-1 (No. 2-82990).
         (4)        The Company's Report on Form 10-K for the year ended December 21, 1985.
         (5)        The Company's Report on Form 10-Q for the quarter ended June 30, 1996.
         (6)        The Company's Report on Form 10-Q for the quarter ended June 30, 1991.
         (7)        The Company's definitive Proxy Statement dated April 26, 1996.
         (8)        The Company's definitive Proxy Statement dated March 17, 1997.
         (9)        The Company's Report on Form 10-Q for the quarter ended June 30, 1993.
        (10)        The Company's Report on Form-10-K for the year ended December 31, 1992.
        (11)        The Company's Report on Form 10-Q for the quarter ended September 30, 1996.
        (12)        The Company's Report on Form 10-K for the year ended December 31, 1996.
        (13)        The Company's Report on Form 10-Q for the quarter ended June 30, 1997.
        (14)        The Company's Report on Form 10-Q for the quarter ended September 30, 1997.
        (15)        The Company's Report on Form 8-K dated November 15, 1995, filed November 30, 1995
        (16)        The Company's Report on Form 10-K for the year ended December 31, 1995.

--------

The Company will furnish to the Commission upon request its long-term debt instruments not listed above.