Form 10-Q
period 1998-03-31
GIBSON GREETINGS INC
filed 1998-05-15
CIK 717829

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR



[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE TRANSITION PERIOD FROM ____ TO ____


                         COMMISSION FILE NUMBER 0-11902


                             GIBSON GREETINGS, INC.

INCORPORATED UNDER THE LAWS                             IRS EMPLOYER
 OF THE STATE OF DELAWARE                      IDENTIFICATION NO. 52-1242761


                    2100 SECTION ROAD, CINCINNATI, OHIO 45237

                    TELEPHONE NUMBER: AREA CODE 513-841-6600



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X_   No__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,407,295 shares of common stock, par value $.01, outstanding at May 8, 1998.

PART I. ITEM 1. FINANCIAL STATEMENTS


                             GIBSON GREETINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                  March 31,           December 31,         March 31,
                                                    1998                  1997               1997
                                                  ---------           ------------         ---------
ASSETS
CURRENT ASSETS:
  Cash and equivalents                             $111,500             $114,267            $113,863
  Trade receivables                                  30,569               30,325              30,521
  Inventories                                        59,013               59,424              62,753
  Prepaid expenses                                    4,350                4,435               2,676
  Deferred income taxes                              37,717               41,399              42,571
                                                   --------             --------            --------
        Total current assets                        243,149              249,850             252,384
PLANT AND EQUIPMENT, NET                             71,231               85,376              90,246
DEFERRED INCOME TAXES                                27,310               18,524              17,478
OTHER ASSETS, NET                                    92,617               89,572              89,950
                                                   --------             --------            --------
                                                   $434,307             $443,322            $450,058
                                                   ========             ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Debt due within one year                         $  7,592             $  7,890            $  7,903
  Accounts payable                                   16,100               11,810              12,915
  Income taxes payable                                5,041               14,502              12,632
  Other current liabilities                          70,783               68,443              77,308
                                                   --------             --------            --------
        Total current liabilities                    99,516              102,645             110,758
LONG-TERM DEBT                                       12,161               24,158              40,630
SALES AGREEMENT PAYMENTS DUE AFTER ONE YEAR          11,924               11,612              13,936
OTHER LIABILITIES                                    39,863               23,163              21,880
                                                   --------             --------            --------
        Total liabilities                           163,464              161,578             187,204
                                                   --------             --------            --------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; 5,000,000
     shares authorized, none issued                      --                   --                  --
Preferred stock, Series A, par value $1.00;
     300,000 shares authorized, none issued              --                   --                  --
Common stock, par value $.01; 50,000,000
     shares authorized, 17,058,339, 17,023,306
     and 16,763,607 shares issued, respectively         170                  170                 168
Paid-in capital                                      53,614               52,872              48,164
Retained earnings                                   226,438              235,353             219,828
Accumulated other comprehensive income                  796                  733                 645
                                                   --------             --------            --------
                                                    281,018              289,128             268,805
Less treasury stock, at cost, 691,601,
     556,601 and 494,601 shares,
     respectively                                    10,175                7,384               5,951
                                                   --------             --------            --------
        Total stockholders' equity                  270,843              281,744             262,854
                                                   --------             --------            --------
                                                   $434,307             $443,322            $450,058
                                                   ========             ========            ========


     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                            Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                           1998             1997
                                                           ----             ----

REVENUES                                                 $101,749          $99,613
                                                         --------          -------

COST AND EXPENSES
  Operating expenses:
     Cost of products sold                                 39,606           36,214
     Selling, distribution and administrative expenses     51,687           52,034
     Restructuring charge                                  26,100               --
                                                         --------          -------
          Total operating expenses                        117,393           88,248
                                                         --------          -------

OPERATING INCOME (LOSS)                                   (15,644)          11,365
                                                         --------          -------

  Financing expenses:
     Interest expense                                       1,175            2,254
     Interest income                                       (1,696)          (1,448)
                                                         --------          -------
          Total financing expenses, net                      (521)             806
                                                         --------          -------

INCOME (LOSS) BEFORE INCOME TAXES                         (15,123)          10,559
  Income tax provision (benefit)                           (6,208)           4,486
                                                         --------          -------

NET INCOME (LOSS)                                        $ (8,915)         $ 6,073
                                                         ========          =======

NET INCOME (LOSS) PER SHARE:
  Basic                                                  $  (0.54)         $  0.37
                                                         ========          =======
  Diluted                                                $  (0.54)         $  0.36
                                                         ========          =======


     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                        Three Months Ended
                                                                             March 31,
                                                                     --------------------------
                                                                       1998             1997
                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ (8,915)         $  6,073
  Adjustments to reconcile net income (loss) to net                  --------          --------
  cash provided by operating activities:
     Depreciation including write-down of display fixtures              5,630             5,517
     Impairment of plant and equipment                                 12,967                --
     Loss on disposal of plant and equipment                              100               323
     Deferred income taxes                                             (5,104)            1,141
     Amortization of deferred costs and intangibles                     4,879             6,226
     Change in assets and liabilities:
       Trade receivables, net                                            (244)           11,902
       Inventories                                                        411             2,316
       Prepaid expenses                                                    85               282
       Other assets, net of amortization                               (7,924)           (7,061)
       Accounts payable                                                 4,290              (505)
       Income taxes payable                                            (9,461)           (3,184)
       Other current liabilities                                        2,340            (4,130)
       Other liabilities                                                4,972                46
     All other, net                                                        12               (11)
                                                                     --------          --------
       Total adjustments                                               12,953            12,862
                                                                     --------          --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                          4,038            18,935
                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                                      (4,514)           (3,706)
  Proceeds from sale of plant and equipment                                13                54
                                                                     --------          --------
     NET CASH USED IN INVESTING ACTIVITIES                             (4,501)           (3,652)
                                                                     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt, net                                        (255)             (266)
  Issuance of common stock                                                742               691
  Acquisition of common stock for treasury                             (2,791)               --
                                                                     --------          --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (2,304)              425
                                                                     --------          --------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                        (2,767)           15,708

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                           114,267            98,155
                                                                     --------          --------

CASH AND EQUIVALENTS AT END OF PERIOD                                $111,500          $113,863
                                                                     ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                        $  1,211          $     78
     Income taxes                                                       8,401             6,528


     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND RESTRUCTURING PLAN

Basis of Presentation -
The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998, December 31, 1997 and March 31, 1997, the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Use of Estimates -
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Comprehensive Income -
The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130 - "Reporting Comprehensive Income" in June 1997. The Company adopted SFAS No. 130 in the first quarter of 1998. Comprehensive income (loss) was $(8,852) and $5,847 for the quarters ended March 31, 1998 and 1997, respectively, and includes foreign currency translation adjustments, net of taxes, of $63 and $(226).

Restructuring Plan -
On March 31, 1998, the Company announced a restructuring plan (the Plan) under which the Company will outsource its principal manufacturing operations currently performed at its Cincinnati, Ohio headquarters. Implementation of the Plan will begin in the second quarter of 1998 and is expected to be substantially complete by the end of the fourth quarter of 1998. The total cost of the Plan is expected to be $26,100 before income taxes and has been recognized as a separate component of operating expenses in the first quarter of 1998. In addition, the Company will invest an estimated $30,000 to $35,000 over the next 30 months to significantly upgrade or replace its existing business information systems. The investment in business information systems will be expensed as incurred or capitalized as appropriate in accordance with the recently issued AICPA Statement of Position 98-1 - "Accounting for the Costs of Software Developed or Obtained for Internal Use." Management believes these plans will enhance the Company's flexibility and operating efficiency while lowering fixed costs and improving customer service.

The Company has recognized within the total restructuring cost approximately $17,100 representing costs related to the facility, $5,800 related to involuntary employee severance, and $3,200 in other costs. The facility costs of $17,100 include an adjustment of $12,967 to write-off the capitalized lease asset, leasehold improvements, and certain furniture and equipment (included in plant and equipment) associated with the Cincinnati manufacturing operations; and a reserve of $4,133 included in other liabilities representing the amount by which total future lease commitments and related operating costs of the Cincinnati facility exceed the recorded lease obligation and estimated sublease income over the remaining term of the lease. The recorded lease obligation, representing the portion of the capital lease obligation (see Note 5) associated with the Cincinnati facility of $12,040 has been reclassified from debt to other liabilities. Involuntary employee severance costs and other costs are included in other current liabilities. As a result of the restructuring and the information systems plans, approximately 480 employees will be terminated, consisting of approximately 415 plant operations and manufacturing personnel and approximately 65 employees from various support and administrative functions within the Company. The involuntary severance package which was communicated to employees on March 31, 1998 includes salary continuation, subsidized medical coverage during the salary continuation period, professional outplacement assistance and career counseling. The termination of these employees will result in the curtailment of a defined benefit pension plan. The curtailment is expected to result in a gain of approximately $3,900 before income taxes, as estimated by an actuary, which will be recognized as positions are eliminated.

NOTE 2 - SEASONAL NATURE OF BUSINESS

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE 3 - TRADE RECEIVABLES

Trade receivables consist of the following:

                                                       March 31,        December 31,          March 31,
                                                         1998              1997                 1997
                                                         ----              ----                 ----
  Trade receivables                                    $75,915            $85,537             $84,094
  Less reserves for returns, allowances,
     cash discounts and doubtful accounts               45,346             55,212              53,573
                                                       -------            -------             -------
                                                       $30,569            $30,325             $30,521
                                                       =======            =======             =======

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                       March 31,        December 31,          March 31,
                                                         1998              1997                 1997
                                                         ----              ----                 ----
  Finished goods                                       $42,003            $43,098             $46,196
  Work-in-process                                       10,100             10,082               9,696
  Raw materials and supplies                             6,910              6,244               6,861
                                                       -------            -------             -------
                                                       $59,013            $59,424             $62,753
                                                       =======            =======             =======

NOTE 5 - DEBT

Debt consists of the following:

                                                       March 31,        December 31,          March 31,
                                                         1998              1997                 1997
                                                         ----              ----                 ----
  Senior notes bearing interest at 9.33%,
     with annual serial maturities through
     1999                                              $11,428            $11,428             $25,714
  Notes payable to former shareholders of
     The Paper Factory bearing interest
     at 5.01%, payable in annual installments
     of $2,019                                              --                 --               2,019
  Industrial revenue bonds bearing interest at
     9.25%, payable in semi-annual installments
     of $300, secured by plant and equipment               300                600                 900
  Other notes bearing interest at a weighted
     average rate of 5.20%, payable in quarterly
     installments, secured by the same assets
     securing the industrial revenue bonds                 265                301                 406
                                                       -------            -------             -------
                                                        11,993             12,329              29,039

  Capital lease obligation payable in monthly
     installments through 2013, net of $12,040
     included in other liabilities at March
     31, 1998                                            7,760             19,719              19,494
                                                       -------            -------             -------
                                                        19,753             32,048              48,533
  Less debt due within one year                          7,592              7,890               7,903
                                                       -------            -------             -------
                                                       $12,161            $24,158             $40,630
                                                       =======            =======             =======

Effective April 24, 1998, the Company entered into a $30,000, 364-day revolving credit agreement that will provide for borrowings in an amount adequate for the Company's needs over the term of the facility. This facility replaced a 364-day revolving credit agreement providing $40,000 which expired in late April 1998. No borrowings were outstanding under the former agreement at March 31, 1998.

The annual principal payments due on long-term debt (excluding capital lease obligation) are $7,592 and $4,401 for the years ended March 31, 1999 and 2000, respectively. Under the terms of its Senior Note Agreement, the Company provided notice to the Noteholders on April 28, 1998 that it will prepay $4,285 in principal, without premium, on June 1, 1998. This payment is in addition to the $7,143 principal amount the Company is required to pay under the Note Agreement. As a result of these payments and prior retirements, all Senior Notes will be repaid in their entirety.

In connection with the sale of Cleo Inc. (Cleo), a former wholly-owned subsidiary, the Company renegotiated its long-term lease agreement for certain of its principal facilities. The initial lease term of this amended agreement runs through November 30, 2013, with one 10-year renewal option available. The basic rent under the lease contains scheduled rent increases every five years, including the renewal period. The lease contains a purchase option in 2005 (and again in 2010) at the fair market value of the properties at the date of exercise. As a condition of the lease, all property taxes, insurance costs and operating expenses are to be paid by the Company. For accounting purposes, this lease has been treated as a capital lease.

Minimum rental commitments under noncancelable capital lease obligation, including the amount recorded in other liabilities, as of March 31, 1998 are as follows:

                                                                    Capital
       Year Ending March 31,                                         Lease
       -----------------------------                                -------
                   1999                                             $ 3,100
                   2000                                               3,100
                   2001                                               3,358
                   2002                                               3,720
                   2003                                               3,720
                   Thereafter                                        48,001
                                                                    -------
       Net minimum commitments                                       64,999
            Less amount representing interest                        45,199
                                                                    -------
       Present value of net minimum lease commitments               $19,800
                                                                    =======

NOTE 6 - COMPUTATION OF NET INCOME (LOSS) PER SHARE

The Company adopted SFAS No. 128 - "Earnings per Share" in the fourth quarter of 1997. All previously reported earnings per share (EPS) amounts have been restated to conform to the new presentation. The effect on EPS assuming the exercise of contracts to issue common stock was antidilutive in the first quarter of 1998, therefore such exercises were not considered.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended March 31, 1998 and 1997. There are no adjustments to net income (loss) for the basic or diluted EPS computations:

                                                                                  1998               1997
                                                                               ----------         ----------
     Basic weighted average shares outstanding                                 16,380,622         16,235,914
     Effect of dilutive securities - stock options held by employees               -                 473,266
                                                                               ----------         ----------
     Diluted weighted average shares outstanding                               16,380,622         16,709,180
                                                                               ==========         ==========

NOTE 7 - LEGAL MATTERS

In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994, in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). In August 1996, the Court certified the case as a class action. The Court subsequently concluded that the certified class representative could represent only those class members who purchased Gibson stock after April 19, 1994 and before July 1, 1994. All other claims have been dismissed. The latest Complaint alleges violations of the federal securities laws and seeks unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. In April 1998, the Court granted motions for summary judgment filed by the Company, by its former Chairman, President and Chief Executive Officer and by its former Chief Financial Officer, leaving in the case only a claim against Cleo's former President and Chief Executive Officer, a claim against the Company as responsible for the actions of Cleo's former President and Chief Executive Officer and a Third Party claim by the Company against its former auditor for contribution against any judgment adverse to the Company. Motions to reconsider the Court's recent decision have been filed. Discovery has closed; however, no trial date has been set. The Company is continuing to defend the suit vigorously.

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

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

On March 31, 1998, the Company announced a restructuring plan (the Plan) and recorded an expected total cost of $26.1 million for the Plan in the results of operations of the first quarter of 1998. The Plan is designed to enhance the Company's flexibility and operating efficiency, lower fixed costs and improve customer service. In connection with the Plan, the Company will outsource all card, gift wrap and other manufacturing operations currently performed at its Cincinnati, Ohio headquarters. Implementation of the Plan will begin in the second quarter of 1998 and is expected to be substantially complete by the end of the fourth quarter of 1998. In addition, the Company announced and has initiated a significant investment in business information systems. The Company expects these plans to generate annual savings of approximately $10.0 million before income taxes by the year 2000 and to be accretive to earnings beginning in 1999.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

Revenues in the first quarter of 1998 increased 2.1% to $101.7 million from revenues of $99.6 million in the first quarter of 1997. The increase in revenues reflects increased shipments from Gibson Greetings International Limited, the Company's subsidiary based in the United Kingdom, and lower return and allowance provisions partially offset by lower shipments for domestic operations. Lower domestic shipments reflect a decline in seasonal product shipments and the impact of lost accounts partially offset by increased shipments of new products. Overall, returns and allowances were 19.6% of shipments for the three months ended March 31, 1998 compared to 21.8% for the comparable period in 1997 reflecting decreased seasonal and everyday return provisions and lower customer allowances. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Total operating expenses were $117.4 million in the first quarter of 1998 compared to total operating expenses of $88.2 million in the first quarter of 1997. Included in the first quarter of 1998 is the restructuring charge of $26.1 million. Total operating expenses without the restructuring charge were $91.3 million for the first quarter of 1998. Cost of products sold as a percent of revenues was 38.9% for the first quarter of 1998 versus cost of products sold as a percent of revenues of 36.4% for the first quarter of 1997. The increase was primarily due to a change in product sales mix and higher product costs associated with the development of new products. Selling, distribution and administrative expenses as a percent of revenues were 50.8% for the first quarter of 1998 versus 52.2% for the first quarter of 1997 primarily due to a reduction in administrative costs and reduced bad debt expense. These reductions were partially offset by increased selling and marketing expenses.

Interest income, net of $0.5 million was recorded in the first quarter of 1998 compared to interest expense, net of $0.8 million recorded in the first quarter of 1997. The improvement resulted from higher interest income on invested cash balances and lower interest expense on interest-bearing obligations.

Pretax loss for the first quarter of 1998 was $15.1 million compared to pretax income for the first quarter of 1997 of $10.6 million. The pretax loss in the first quarter of 1998 resulted from the $26.1 million restructuring charge. Without the restructuring charge, pretax income would have been $11.0 million for the first quarter of 1998. The effective income tax rate was 41.1% for the first quarter of 1998 compared to an effective income tax rate of 42.5% for the first quarter of 1997.

Net loss for the first quarter of 1998 was $8.9 million compared with net income of $6.1 million for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the first three months of 1998 was $4.0 million compared to $18.9 million for the comparable period in 1997. During the first quarter of 1998, accounts receivable increased $0.2 million compared to a decrease of $11.9 million during the comparable period in 1997.

Cash used in investing activities in the first quarter of 1998 was $4.5 million compared to $3.7 million in the first quarter of 1997. The increase represents higher capital expenditures for the purchase of plant and equipment, primarily display fixtures for customers. Capital expenditures for 1998 are expected to be $25.0 to $30.0 million higher than the 1997 level. The projected increase represents higher expenditures on business information systems.

The Company will invest an estimated $30.0 to $35.0 million over the next 30 months to significantly upgrade or replace its existing business information systems. Management has analyzed its computer hardware and software in connection with the Company's need for improved information systems as well as the potential dating problems that may arise with the Year 2000. Management has decided to replace core business applications which support sales and customer services, procurement and distribution, and finance and accounting with Enterprise Resource Planning (ERP) software. The primary purpose of the ERP software is to add functionality and efficiency to the business processes of the Company as well as address the Year 2000 issue. In addition, the Company will upgrade software systems not addressed by the ERP software to correct potential problems associated with the Year 2000. Although the ability of third parties, with whom the Company transacts business, to address adequately their Year 2000 issues is outside the Company's control, the Company intends to discuss with its vendors and customers the possibility of any interface difficulties which may affect the Company. Although the systems project will extend beyond December 31, 1999, management believes substantially all Year 2000 issues will be addressed prior to that date.

Cash used in financing activities for the first three months of 1998 was $2.3 million compared to cash provided by financing activities of $0.4 million in the comparable period of 1997. The change reflects the Company's repurchase of common stock to be held as treasury stock as part of its stock repurchase program announced on July 30, 1997. During the first quarter of 1998, the Company repurchased 135,000 shares under this program.

Effective April 24, 1998, the Company entered into a $30.0 million, 364-day revolving credit agreement that will be utilized, if needed, for working capital purposes. This credit line replaced the previous agreement that expired in late April 1998.

Under the terms of its Senior Note Agreement, the Company provided notice to the Noteholders on April 28, 1998 that it will prepay $4.3 million in principal, without premium, on June 1, 1998. This payment is in addition to the $7.1 million principal amount the Company is required to pay under the Note Agreement. As a result of these payments and prior retirements, all Senior Notes will be repaid in their entirety.

In accordance with the Plan, announced on March 31, 1998, approximately $5.8 million will be spent on involuntary employee severance and outplacement costs and approximately $2.0 million on related expenses during the next twelve months, with most of the expenditures projected to occur in 1998.

The Company is carrying significant cash balances. Other than the capital expenditures, Senior Note prepayment and the Plan discussed above, there currently are no commitments for the use of this cash; however, management is evaluating various alternatives, including strategic acquisitions. Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies. (See Note 7 of Notes to Condensed Consolidated Financial Statements)

Management does not believe that there are any trends, events, commitments or uncertainties, except for the plans discussed above and for previously disclosed items (see Notes 1 and 7 of Notes to Condensed Consolidated Financial Statements), and aside from normal seasonal fluctuations and general industry competitive conditions, that should be expected to have a material effect on the results of operations, financial condition, liquidity or capital resources of the Company. However, except for the historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties. There are numerous important factors that could adversely affect the Company, including but not limited to competitive pressures with regard to price and terms of sale, unforeseen financial difficulties of significant customers, lack of market acceptance of the Company's new products and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Because of these, as well as other factors, historical information should not be relied upon as an indicator of future financial performance.

PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented in Note 7 of Notes to Condensed Consolidated Financial Statements (Part I. Item 1.) is incorporated by reference in response to this item.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27                Financial Data Schedule (contained in EDGAR filing
                             only).

b) Reports on Form 8-K       The Company filed a Form 8-K with the Securities
                             and Exchange Commission on January 29, 1998 (date of report: January 26, 1998) attaching the Company's press release, dated January 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GIBSON GREETINGS, INC.

Date:   May 15, 1998

                                          By:   /s/ JAMES T. WILSON
                                                ----------------------------
                                                James T. Wilson
                                                Executive Vice President-
                                                Finance and Operations and
                                                Chief Financial Officer
                                                (principal financial officer)


                                          By:   /s/ PAUL W. FARLEY
                                                ----------------------------
                                                Paul W. Farley
                                                Vice President - Controller and
                                                Assistant Treasurer
                                                (principal accounting officer)