Form 10-Q
period 1998-06-30
GIBSON GREETINGS INC
filed 1998-08-14
CIK 717829

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
Yes  X   No
    ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
16,423,563 shares of common stock, par value $.01, outstanding at August 7, 1998.

PART I. ITEM 1. FINANCIAL STATEMENTS
------------------------------------


                             GIBSON GREETINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       June 30,            December 31,           June 30,
                                                                         1998                  1997                 1997
                                                                  ------------------    -----------------    -----------------

ASSETS
CURRENT ASSETS:
    Cash and equivalents                                           $         90,000     $        114,267      $       106,033
    Trade receivables                                                        27,340               30,325               15,069
    Inventories                                                              79,867               59,424               71,461
    Prepaid expenses                                                          3,914                4,435                2,974
    Deferred income taxes                                                    32,930               41,399               37,351
                                                                  ------------------    -----------------    -----------------
         Total current assets                                               234,051              249,850              232,888
PLANT AND EQUIPMENT, NET                                                     72,290               85,376               89,641
DEFERRED INCOME TAXES                                                        27,635               18,524               17,926
OTHER ASSETS, NET                                                            89,388               89,572               90,760
                                                                  ------------------    -----------------    -----------------
                                                                   $        423,364     $        443,322      $       431,215
                                                                  ==================    =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Debt due within one year                                       $            451     $          7,890      $         7,886
    Accounts payable                                                         17,485               11,810               12,624
    Income taxes payable                                                      4,084               14,502                5,540
    Other current liabilities                                                65,323               68,443               74,799
                                                                  ------------------    -----------------    -----------------
         Total current liabilities                                           87,343              102,645              100,849
LONG-TERM DEBT                                                                7,923               24,158               24,379
SALES AGREEMENT PAYMENTS DUE AFTER ONE YEAR                                  10,616               11,612               13,675
OTHER LIABILITIES                                                            40,330               23,163               22,210
                                                                  ------------------    -----------------    -----------------
         Total liabilities                                                  146,212              161,578              161,113
                                                                  ------------------    -----------------    -----------------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $1.00; 5,000,000 shares
        authorized, none issued                                                   -                    -                    -
    Preferred stock, Series A, par value $1.00; 300,000 shares
        authorized, none issued                                                   -                    -                    -
    Common stock, par value $.01; 50,000,000 shares
        authorized, 17,110,497, 17,023,306 and 16,900,773
        shares issued, respectively                                             171                  170                  169
    Paid-in capital                                                          54,363               52,872               49,973
    Retained earnings                                                       232,010              235,353              225,179
    Accumulated other comprehensive income                                      783                  733                  732
                                                                  ------------------    -----------------    -----------------
                                                                            287,327              289,128              276,053
    Less treasury stock, at cost, 691,601, 556,601
        and 494,601 shares, respectively                                     10,175                7,384                5,951
                                                                  ------------------    -----------------    -----------------
         Total stockholders' equity                                         277,152              281,744              270,102
                                                                  ------------------    -----------------    -----------------
                                                                   $        423,364     $        443,322      $       431,215
                                                                  ==================    =================    =================

     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                         ---------------------------------    ---------------------------------

                                                               1998              1997               1998              1997
                                                         ---------------   ---------------    ---------------   ---------------

REVENUES                                                 $      104,977    $       92,663     $      206,726     $     192,276
                                                         ---------------   ---------------    ---------------   ---------------

COST AND EXPENSES
    Operating expenses:
        Cost of products sold                                    41,941            31,072             81,547            67,286
        Selling, distribution and administrative
          expenses                                               53,953            51,501            105,640           103,535
        Restructuring charge                                          -                 -             26,100                 -
                                                         ---------------   ---------------    ---------------   ---------------
         Total operating expenses                                95,894            82,573            213,287           170,821
                                                         ---------------   ---------------    ---------------   ---------------

OPERATING INCOME (LOSS)                                           9,083            10,090             (6,561)           21,455
                                                         ---------------   ---------------    ---------------   ---------------

    Financing expenses:
        Interest expense                                          1,125             2,382              2,300             4,636
        Interest income                                          (1,484)           (1,522)            (3,180)           (2,970)
                                                         ---------------   ---------------    ---------------   ---------------
         Total financing (income) expenses, net                    (359)              860               (880)            1,666
                                                         ---------------   ---------------    ---------------   ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                 9,442             9,230             (5,681)           19,789

    Income tax provision (benefit)                                3,870             3,879             (2,338)            8,365
                                                         ---------------   ---------------    ---------------   ---------------

NET INCOME (LOSS)                                        $        5,572    $        5,351     $       (3,343)    $      11,424
                                                         ===============   ===============    ===============   ===============


NET INCOME (LOSS) PER SHARE:
    Basic                                                $         0.34    $         0.33     $        (0.20)    $        0.70
                                                         ===============   ===============    ===============   ===============
    Diluted                                              $         0.33    $         0.32     $        (0.20)    $        0.68
                                                         ===============   ===============    ===============   ===============


     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                         -----------------------------
                                                                                              1998            1997
                                                                                         -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                    $     (3,343)   $     11,424
                                                                                         -------------   -------------
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation including write-down of display fixtures                                  11,317          11,049
        Impairment of plant and equipment                                                      12,967               -
        Loss on disposal of plant and equipment                                                   853             305
        Deferred income taxes                                                                    (642)          5,913
        Amortization of deferred costs and intangibles                                          9,702          12,393
        Change in assets and liabilities:
            Trade receivables, net                                                              2,985          27,354
            Inventories                                                                       (20,443)         (6,392)
            Prepaid expenses                                                                      521             (16)
            Other assets, net of amortization                                                  (8,424)        (14,038)
            Accounts payable                                                                    5,675            (796)
            Income taxes payable                                                              (10,418)        (10,276)
            Other current liabilities                                                          (3,120)         (6,639)
            Other liabilities                                                                   4,131             115
        All other, net                                                                              9               2
                                                                                         -------------   -------------
            Total adjustments                                                                   5,113          18,974
                                                                                         -------------   -------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,770          30,398
                                                                                         -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                                                           (12,150)         (8,568)
    Proceeds from sale of plant and equipment                                                     140              81
    Note receivable from The Ink Group                                                         (1,094)              -
                                                                                         -------------   -------------
        NET CASH USED IN INVESTING ACTIVITIES                                                 (13,104)         (8,487)
                                                                                         -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt, net                                                           (11,634)        (16,534)
    Issuance of common stock                                                                    1,492           2,501
    Acquisition of common stock for treasury                                                   (2,791)              -
                                                                                         -------------   -------------
        NET CASH USED IN FINANCING ACTIVITIES                                                 (12,933)        (14,033)
                                                                                         -------------   -------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                               (24,267)          7,878

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                   114,267          98,155
                                                                                         -------------   -------------

CASH AND EQUIVALENTS AT END OF PERIOD                                                    $     90,000    $    106,033
                                                                                         =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                         $      1,810    $      1,425
        Income taxes                                                                            8,755          12,729


     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND RESTRUCTURING PLAN
-----------------------------------------------------

Basis of Presentation -
The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1998, December 31, 1997 and June 30, 1997, the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Comprehensive Income -
The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130 - "Reporting Comprehensive Income" in June 1997. The Company adopted SFAS No. 130 in the first quarter of 1998. Comprehensive income (loss) was $5,559 and $5,438 for the three months and $(3,293) and $11,285 for the six months ended June 30, 1998 and 1997, respectively. Comprehensive income(loss) includes foreign currency translation adjustments, net of taxes, of $(13) and $87 for the three months and $50 and $(139) for the six months ended June 30, 1998 and 1997, respectively.

Restructuring Plan -
On March 31, 1998, the Company announced a restructuring plan (the Plan) under which the Company will outsource its principal manufacturing operations currently performed at its Cincinnati, Ohio headquarters. Implementation of the Plan began in the second quarter of 1998 and is expected to be substantially complete by the end of the fourth quarter of 1998. The total cost of the Plan is expected to be $26,100 before income taxes and was recognized as a separate component of operating expenses in the first quarter of 1998. In addition, the Company will invest an estimated $30,000 to $35,000 over a 30 month period to significantly upgrade or replace its existing business information systems. The investment in business information systems will be expensed as incurred or capitalized as appropriate in accordance with AICPA Statement of Position 98-1 - "Accounting for the Costs of Software Developed or Obtained for Internal Use." Management believes these plans will enhance the Company's flexibility and operating efficiency while lowering fixed costs and improving customer service.

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

NOTE 2 - SEASONAL NATURE OF BUSINESS
------------------------------------

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.





NOTE 3 - TRADE RECEIVABLES
--------------------------

Trade receivables consist of the following:

                                                                              June 30,      December 31,    June 30,
                                                                                1998           1997           1997
                                                                            ------------   ------------   ------------
   Trade receivables                                                        $    61,380    $    85,537    $    53,660
   Less reserves for returns, allowances, cash discounts
     and doubtful accounts                                                       34,040         55,212         38,591
                                                                            ------------   ------------   ------------
                                                                            $    27,340    $    30,325    $    15,069
                                                                            ============   ============   ============


NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following:

                                                                              June 30,      December 31,    June 30,
                                                                                1998           1997           1997
                                                                            ------------   ------------   ------------
   Finished goods                                                           $    48,226    $    43,098    $    49,132
   Work-in-process                                                               22,187         10,082         14,312
   Raw materials and supplies                                                     9,454          6,244          8,017
                                                                            ------------   ------------   ------------
                                                                            $    79,867    $    59,424    $    71,461
                                                                            ============   ============   ============


NOTE 5 - DEBT
-------------

Debt consists of the following:

                                                                              June 30,      December 31,    June 30,
                                                                                1998           1997           1997
                                                                            ------------   ------------   ------------
   Senior notes bearing interest at 9.33%,  retired on June 1, 1998         $         -    $    11,428    $    11,428
   Industrial revenue bonds bearing interest at 9.25%, payable in semi-annual installments of $300, secured by plant
     and equipment                                                                  300            600            900
   Other notes bearing interest at a weighted average rate of
     5.20%, payable in quarterly installments, secured by the
     same assets securing the industrial revenue bonds                              229            301            372
                                                                            ------------   ------------   ------------
                                                                                    529         12,329         12,700
   Capital lease obligation, payable in monthly installments
     through 2013, net of $12,040 included in other liabilities
     at June 30,1998                                                              7,845         19,719         19,565
                                                                            ------------   ------------   ------------
                                                                                  8,374         32,048         32,265
   Less debt due within one year                                                    451          7,890          7,886
                                                                            ------------   ------------   ------------
                                                                            $     7,923    $    24,158    $    24,379
                                                                            ============   ============   ============

Effective April 24, 1998, the Company entered into a $30,000, 364-day revolving credit agreement that will provide for borrowings in an amount adequate for the Company's needs over the term of the facility. This facility replaced a 364-day revolving credit agreement providing $40,000 which expired in late April 1998.

Under the terms of its Senior Note Agreement, the Company prepaid $4,285 in principal, without premium, on June 1, 1998, in addition to the $7,143 principal amount the Company was required to pay under the Note Agreement. As a result of these payments and prior retirements, all Senior Notes have been repaid in their entirety.

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

Minimum rental commitments under the noncancelable capital lease obligation, including the amount recorded in other liabilities, as of June 30, 1998 are as follows:

                                                                      Capital
              Year Ending June 30,                                     Lease
         -----------------------------                            -------------
                      1999                                        $      3,100
                      2000                                               3,100
                      2001                                               3,513
                      2002                                               3,720
                      2003                                               3,720
                      Thereafter                                        47,071
                                                                  -------------
         Net minimum commitments                                        64,224
              Less amount representing interest                         44,339
                                                                  ------------
         Present value of net minimum lease commitments           $     19,885
                                                                  =============



NOTE 6 - COMPUTATION OF NET INCOME (LOSS) PER SHARE
---------------------------------------------------

The Company adopted SFAS No. 128 - "Earnings per Share" in the fourth quarter of 1997. All previously reported earnings per share (EPS) amounts have been restated to conform to the new presentation. Assuming the exercise of all outstanding contracts to issue common stock, the effect on EPS was antidilutive for the six months ended June 30, 1998; therefore such exercises were not considered.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 1998 and 1997. There are no adjustments to net income (loss) for the basic or diluted EPS computations:


                                                                          Three Months Ended               Six Months Ended
                                                                                June 30,                       June 30,
                                                                      ----------------------------   ----------------------------
                                                                          1998            1997            1998           1997
                                                                      ------------   -------------   -------------   ------------
     Basic weighted average shares outstanding                         16,397,397      16,335,321      16,389,058     16,285,899
     Effect of dilutive securities - stock options held by employees      657,217         529,501               -        500,325
                                                                      ------------   -------------   -------------   ------------
     Diluted weighted average shares outstanding                       17,054,614      16,864,822      16,389,058     16,786,224
                                                                      ============   =============   =============   ============

NOTE 7 - LEGAL MATTERS
----------------------

In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994, in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). The Complaint alleged violations of the federal securities laws and sought unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. In August 1996, the Court certified the case as a class action. The Court subsequently concluded that the certified class representative could represent only those class members who purchased Gibson stock after April 19, 1994 and before July 1, 1994. All other claims were dismissed. In April and June 1998, the Court granted motions for summary judgment filed by the Company, by its former Chairman, President and Chief Executive Officer, by its former Chief Financial Officer and by Cleo's former President and Chief Executive Officer. Only a third party claim by the Company against its former auditor for professional malpractice, a counterclaim by the former auditor against the Company for unpaid fees and cross-claims and counterclaims between the auditor and the former President and Chief Executive Officer of Cleo remain in the action. Plaintiff has appealed the Court's granting of summary judgments for the individual defendants and the Company. The third-party claim, counterclaim and cross-claims will be scheduled for trial in the spring of 1999.

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

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

On July 3, 1998, the Company acquired a majority interest in The Ink Group, a leading publisher of alternative greeting cards, calendars, mugs, address books and diaries based in Sydney, Australia, with operations also in New Zealand and the United Kingdom, for $1,000 and an agreement to provide operating loans which totaled $6,800 as of August 12, 1998. Under terms of the transaction, the Company acquired 60% ownership of The Ink Group's operating companies in Australia and New Zealand and 100% ownership of its subsidiary in the United Kingdom. The Ink Group will continue to operate under its existing name and its senior management will remain in place.

On July 30, 1998, the Company increased by $1,437 its investment in The Virtual Mall Inc., a company providing digital greetings through the Internet doing business as Greet Street. The market value of the investment in The Virtual Mall Inc. is not readily determinable and the investment is therefore recorded at cost.

On August 12, 1998, the Company announced its July 31, 1997 stock repurchase program has been extended until July 31, 1999. This program provides for the repurchase of up to one million shares of common stock. As of June 30, 1998, 195,000 shares had been repurchased pursuant to the program.

On August 12, 1998, the Company signed a ten year lease agreement to occupy approximately 148,000 square feet of office space with a base annual rent of $2,190 increasing 3% each year. The lease starts January 1, 1999. The Company will relocate its corporate headquarters to this new facility.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
-----------------------------------------------------------------------------
AND FINANCIAL CONDITION
-----------------------

RESULTS OF OPERATIONS
---------------------

On March 31, 1998, the Company announced a restructuring plan (the Plan) and recorded an expected total cost of $26.1 million for the Plan in the results of operations of the first quarter of 1998. The Plan is designed to enhance the Company's flexibility and operating efficiency, lower fixed costs and improve customer service. In connection with the Plan, the Company will outsource all card, gift wrap and other manufacturing operations currently performed at its Cincinnati, Ohio headquarters. Implementation of the Plan began in the second quarter of 1998 and is expected to be substantially complete by the end of the fourth quarter of 1998.

In addition, the Company announced and has initiated a significant investment in business information systems. The Company will invest an estimated $30.0 to $35.0 million over a 30 month period to significantly upgrade or replace its existing business information systems. Management has analyzed its computer hardware and software in connection with the Company's need for improved information systems as well as the potential dating problems that may arise with the Year 2000. Management has decided to replace core business applications which support sales and customer services, procurement and distribution, and finance and accounting with Enterprise Resource Planning (ERP) software. The primary purpose of the ERP software is to add functionality and efficiency to the business processes of the Company as well as address the Year 2000 issue.

The Company expects these plans to generate annual savings of approximately $10.0 million before income taxes by the year 2000 and to be accretive to earnings beginning in 1999.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE
----------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 1997
--------------------------

Revenues in the second quarter of 1998 increased 13.3% to $105.0 million from revenues of $92.7 million in the second quarter of 1997 reflecting increased shipments from the Company's Card Division and Gibson Greetings International Limited (Gibson International), the Company's subsidiary based in the United Kingdom, partially offset by a decrease in sales at The Paper Factory of Wisconsin, Inc. (The Paper Factory), the Company's retail subsidiary. Increased shipments at the Card Division were due to Silly Slammers, the Company's popular beanbag toy. Lower sales at The Paper Factory primarily resulted from fewer stores than a year ago. Increased revenues were also aided by lower returns and allowances. Overall, returns and allowances were 9.5% of sales for the three months ended June 30, 1998 compared to returns and allowances of 12.5% for the comparable period in 1997 reflecting decreased seasonal provisions and lower customer allowances. The Company continues to face strong competitive pressures with regard to both price and terms of sale.

Total operating expenses were $95.9 million in the second quarter of 1998 representing a 16.1% increase from total operating expenses of $82.6 million in the second quarter of 1997. Cost of products sold as a percent of revenues was 39.9% for the second quarter of 1998 versus 33.5% for the second quarter of 1997. The increase was primarily due to a change in product sales mix and higher product costs associated with new products, new designs and other product improvements. Selling, distribution and administrative expenses as a percent of revenues were 51.4% for the second quarter of 1998 versus 55.6% for the second quarter of 1997 primarily due to expense reduction programs partially offset by increased selling and marketing expenses to support new product programs and expenditures for business information systems projects.

Interest income (net) of $0.4 million was recorded in the second quarter of 1998 compared to interest expense (net) of $0.9 million for the second quarter of 1997. The improvement resulted from lower interest expense due to a reduction in interest-bearing obligations.

Pretax income for the second quarter of 1998 was $9.4 million compared to pretax income for the second quarter of 1997 of $9.2 million. The effective income tax rate was 41.0% for the second quarter of 1998 and 42.0% for the second quarter of 1997.

Net income for the three months ended June 30,1998 was $5.6 million compared with net income of $5.4 million for the comparable period in 1997.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS
-------------------------------------------------------------------------------
ENDED JUNE 30, 1997
-------------------

Revenues for the six months ended June 30, 1998 increased 7.5% to $206.7 million from revenues of $192.3 million for the six months ended June 30, 1997. The increase reflected higher shipments for the Card Division and Gibson International, partially offset by slightly lower sales at The Paper Factory. Higher shipments at the Card Division were attributed to Silly Slammer sales which offset shipment decreases of other products due to lost accounts. Returns and allowances also declined from the year ago period. Overall, returns and allowances were 14.5% of sales for the six months ended June 30, 1998 compared to returns and allowances of 17.5% for the comparable period in 1997 reflecting decreased seasonal provisions and lower customer allowances.

Total operating expenses were $213.3 million for the six months ended June 30, 1998 compared to $170.8 million for the six months ended June 30, 1997. Included in the six months ended June 30, 1998 is the restructuring charge of $26.1 million recorded in the first quarter of 1998. Total operating expenses without the restructuring charge were $187.2 million for the six months ended June 30, 1998. Cost of products sold as a percent of revenues was 39.5% for the six months ended June 30, 1998 versus 35.0% for the six months ended June 30, 1997. The increase was primarily due to a change in product sales mix reflecting Silly Slammer sales and from other higher product costs. Selling, distribution and administrative expenses as a percent of revenues were 51.1% for the six months ended June 30, 1998 versus 53.8% for the six months ended June 30, 1997 primarily due to a reduction in administrative and other expenses. These reductions were partially offset by higher selling and marketing expenses associated with new product programs and expenditures on business information systems projects.

Interest income (net) of $0.9 million was recorded for the six months ended June 30, 1998 compared to interest expense (net) of $1.7 million for the six months ended June 30, 1997. The improvement resulted from higher interest income on invested cash balances and lower interest expense due to a reduction in interest-bearing obligations.

Pretax loss for the six months ended June 30, 1998 was $5.7 million compared to pretax income for the six months ended June 30, 1997 of $19.8 million. The pretax loss for the six months ended June 30, 1998 includes the $26.1 million restructuring charge recorded in the first quarter of 1998. Without the restructuring charge, pretax income for the six months ended June 30, 1998 would have been $20.4 million. The effective income tax rate was 41.2% for the six months ended June 30, 1998 compared to an effective income tax rate of 42.3% for the six months ended June 30, 1997.

Net loss for the six months ended June 30, 1998 was $3.3 million compared with net income of $11.4 million for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities in the first six months of 1998 was $1.8 million compared to $30.4 million for the comparable period in 1997. The decrease from 1997 was primarily due to higher trade receivables resulting from the sales increase and lower reserves for returns and allowances, and increased inventories to support Silly Slammer sales and the outsourcing transition.

Cash used in investing activities in the first six months of 1998 was $13.1 million compared to cash used in investing activities of $8.5 million in the first six months of 1997. The increase in cash used in investing activities represents capital expenditures, which increased due to display fixtures and business information systems spending, and a note receivable from The Ink Group, which was subsequently purchased in July 1998 (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Cash used in financing activities for the six months ended June 30, 1998 was $12.9 million compared to cash used in financing activities of $14.0 million for the comparable period of 1997. Under the terms of its Senior Note Agreement, the Company prepaid $4.3 million in principal, without premium, on June 1, 1998, in addition to the $7.1 million principal amount the Company was required to pay under the Note Agreement. As a result of these payments and prior retirements, all Senior Notes have been repaid in their entirety.

Effective April 24, 1998, the Company entered into a $30.0 million, 364-day revolving credit agreement that will be utilized, if needed, for working capital purposes. This credit line replaced the previous agreement that expired in late April 1998.

In accordance with the Company's restructuring plan, approximately $5.8 million will be spent on involuntary employee severance and outplacement costs and approximately $2.0 million on related expenses during the 12 month period ending March 31, 1999, with most of the expenditures projected to occur in the second half of 1998. Restructuring expenditures for the first six months of 1998 totaled $0.7 million.

Management continues to address the Year 2000 issue. As discussed above, the Company has implemented a major business information systems plan to replace core business applications with ERP software. The installation of ERP software will also address the Year 2000 issue associated with the software being replaced. The Company has completed the vendor selection phase for the ERP software and related hardware, and is preparing for the pilot phase, which is expected to continue through 1998. As of June 30, 1998, expenditures for the ERP project totaled $1.7 million of which $1.1 million has been expensed in the results of operations for the six months ended June 30, 1998 and $0.6 million has been capitalized.

In addition, the Company is upgrading software systems not addressed by the ERP project to correct potential problems associated with the Year 2000. While the ability of third parties, with whom the Company transacts business, to address adequately their Year 2000 issues is outside the Company's control, the Company intends to discuss with its vendors and customers the possibility of any interface difficulties which may affect the Company, and to the extent necessary and possible will develop appropriate contingency plans. Management is in the process of estimating the total cost to address its Year 2000 issues.

Management believes that substantially all Year 2000 issues will be addressed prior to December 31, 1999, although the ERP project will extend beyond that date.

The Company is carrying significant cash balances. Other than general working capital needs, capital expenditures, other asset spending, the restructuring plan, the business information systems projects, and a stock repurchase plan, there currently are no commitments for the use of this cash; however, management is evaluating various alternatives, including strategic acquisitions. Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies. (See Note 7 of Notes to Condensed Consolidated Financial Statements)

Management does not believe that there are any trends, events, commitments or uncertainties, except for the plans discussed above and for previously disclosed items (see Notes 1, 7 and 8 of Notes to Condensed Consolidated Financial Statements), and aside from normal seasonal fluctuations and general industry competitive conditions, that should be expected to have a material effect on the results of operations, financial condition, liquidity or capital resources of the Company. However, except for the historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties. There are numerous important factors that could adversely affect the Company, including but not limited to competitive pressures with regard to price and terms of sale, unforeseen financial difficulties of significant customers, lack of market acceptance of the Company's new products and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Because of these, as well as other factors, historical information should not be relied upon as an indicator of future financial performance.


PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------

Not applicable.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

The information presented in Note 7 of Notes to Condensed Consolidated Financial Statements (Part I. Item 1.) is incorporated by reference in response to this item.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

In accordance with the Company's 1996 Nonemployee Director Stock Plan, on April 23, 1998, the Company issued 387 shares of common stock to each of the nonemployee directors: G. M. Gibson, R. P. Kirby, C.D. Lindberg, A. L. Pezzillo,
C. St. Martin and C. A. Wainwright. The shares were issued in lieu of cash consideration for approximately one-half of the directors' annual retainer fees. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 23, 1998 for the purpose of electing two directors. The results of the election are as follows:

                                                               Against
                                                                 or                               Broker
                                              For             Withheld         Abstentions        Non-Votes
                                        ---------------    ---------------    ---------------    ---------------
 Election of Directors:
     Frank J. O'Connell                     15,571,901             86,338                  -                  -
     Charlotte St. Martin                   15,619,903             28,336                  -                  -



ITEM 5. OTHER INFORMATION
-------------------------

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

a) Exhibit 10(a)         Amendment No. 2 and Restatement dated April 24, 1998 to
                         Form of Credit Agreement dated as of April 26, 1996 by and among Gibson Greetings, Inc., The Lenders Thereto and The Bank of New York , as Agent.

   Exhibit 27 Financial Data Schedule (contained in EDGAR filing only).

b) Reports on Form 8-K   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GIBSON GREETINGS, INC.

Date:  August 14, 1998
       ---------------
                                         By:   /s/ James T. Wilson
                                               -------------------
                                               James T. Wilson
                                               Executive Vice President-
                                               Finance and Operations and
                                               Chief Financial Officer
                                               (principal financial officer)


                                         By:   /s/ Paul W. Farley
                                               ------------------
                                               Paul W. Farley
                                               Vice President - Controller and
                                               Assistant Treasurer
                                               (principal accounting officer)

                                                                   Exhibit 10(a)

                         AMENDMENT NO. 2 AND RESTATEMENT
                               TO CREDIT AGREEMENT
                               -------------------


         AMENDMENT NO. 2 AND RESTATEMENT (this "AMENDMENT"), dated as of April 24, 1998, to the Credit Agreement, dated as of April 26, 1996, by and among GIBSON GREETINGS, INC. (the "BORROWER"), the Lenders party thereto and THE BANK OF NEW YORK, as agent for the Lenders (in such capacity, the "AGENT"), as amended by Amendment No. 1 and Restatement, dated as of April 4, 1997 (as so amended, and as further amended, supplemented or otherwise modified from time to time, the "CREDIT AGREEMENT").

                                    RECITALS
                                    --------

         I. Capitalized terms used herein which are defined in the Credit Agreement shall have the meanings therein defined.


         II. The Borrower has requested that the Agent and the Lenders agree to amend the Credit Agreement upon the terms and conditions set forth herein, and the Agent and the Lenders are willing so to agree.

         In consideration of the covenants, conditions and agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which are acknowledged, it is agreed as follows:

         1. The definition of "Commitment Termination Date" in Section 1.1 of the Credit Agreement is amended by deleting the date "April 24, 1998" therefrom, and substituting therefor the date "April 23, 1999".

         2. Section 1.1 of the Credit Agreement is amended by inserting therein, in alphabetical order, a new definition as follows:

                  "APPLICABLE PERCENTAGE": (a) at all times during which the applicable Pricing Level set forth below is in effect: (i) with respect to each Eurodollar Advance, the percentage set forth below under the heading "Eurodollar Advance" and adjacent to such applicable period, and (ii) with respect to the Commitment Fee, the percentage set forth below under the heading "Commitment Fee":


                  Pricing                   Eurodollar          Commitment
                   Level                     Advance               Fee
                   -----                     -------               ---

                     I                        0.750%              0.250%
                     II                       0.875%              0.300%
                     III                      1.000%              0.375%

                  (b) For purposes of this definition, the following terms shall have the following meanings:

                           "PRICING LEVEL I": (i) Leverage is less than 15%, and
                  (ii) Interest Coverage is greater than 500%.

                           "PRICING LEVEL II": (i) Leverage is less than 20%,
                  (ii) Interest Coverage is greater than 425%, and (iii) Pricing Level I is inapplicable.

                           "PRICING LEVEL III": Pricing Levels I and II are
                  inapplicable.

                  (c) For purposes of this definition, Leverage and Interest Coverage shall each be based upon the financial statements most recently delivered pursuant to Sections 7.7(a) or 7.7(c), as the case may be, provided, however, that in the event the Borrower shall be in default of its obligations under either such Section, Pricing Level III shall be in effect until such default is cured or waived.

         2. Subsection (a) of Section 3.4 of the Credit Agreement is amended and restated in its entirety as follows:

                  (a) Prior to Maturity. Except as otherwise provided in Section 3.4(b) and Section 3.4(c), the Advances shall bear interest on the unpaid principal balance thereof at the applicable interest rate or rates per annum set forth below:

                       ADVANCES                      RATE
                       --------                      ----

                       Each ABR Advance              Alternate Base Rate.

                       Each Eurodollar Advance       Eurodollar Rate
                                                     applicable thereto
                                                     PLUS the Applicable
                                                     Percentage.

         2. The first sentence of Section 3.11 of the Credit Agreement is amended by deleting all of the text following the phrase "at a rate per annum equal to" and substituting therefor the phrase "the Applicable Percentage on the average daily excess of (a) the Aggregate Commitment Amount, over (b) the aggregate outstanding principal balance of the Loans."


         3. Section 8.1 of the Credit Agreement is amended by deleting the amount "$15,000,000" from subsection (e) and substituting therefor the amount "$35,000,000".

         4. (a) Notwithstanding anything to the contrary contained in any Loan Document, the Lenders shall reallocate among themselves, without recourse, representation or warranty, such rights and obligations as shall cause their respective Commitment Amounts to be as set forth on Annex A attached hereto. From and after the Amendment Effective Date, the Agent shall make all payments in respect of the interests reallocated hereby (including payments of principal, interest, fees and other amounts) to each Lender in proportion to such Annex A.

                  (a) Each of The Sanwa Bank, Limited, Chicago Branch, and The Sumitomo Bank, Limited, Chicago Branch, are hereby released from all obligations under the Loan Documents.

         2. Sections 1 - 6 of this Amendment shall not be effective until such date (the "Amendment Effective Date") as each of the following conditions shall have been satisfied:

                  (a) The Agent shall have received counterparts of this Amendment executed by the Borrower, the Guarantor and each of the Lenders.

                  (b) The Agent shall have received an opinion of counsel to the Borrower and the Guarantor in form and substance reasonably satisfactory to the Agent.

                  (a) The Agent shall have received a certificate, in all respects satisfactory to the Agent, of the Secretary of each of the Borrower and the Guarantor, (i) attaching a true and complete copy of the resolutions of its Board of Directors and of all documents evidencing other necessary corporate action (in form and substance satisfactory to the Agent) taken by it to authorize the execution and delivery of this Amendment and the transactions contemplated hereby, and (ii) setting forth the incumbency of its officer or officers who may sign this Amendment, including therein a signature specimen of such officer or officers.

                  (d) The Borrower shall have paid the reasonable fees and disbursements of counsel to the Agent which shall have accrued up to the date hereof.

                  (e) On and as of the Amendment Effective Date, there shall exist no Default or Event of Default, and all of the representations and warranties of each Loan Party contained in the Loan Documents shall be true and correct with the same effect as though such representations and warranties had been made on the Amendment Effective Date.

                  (f) The Agent shall have received such other documents, each in form and substance reasonably satisfactory to the Agent, as the Agent shall reasonably require in connection with this Amendment.

                  (g) All legal matters incident to the execution and delivery of this Amendment shall be reasonably satisfactory to Special Counsel.

                  (h) All accrued Commitment Fees owed to each of The Sanwa Bank, Limited, Chicago Branch and The Sumitomo Bank, Limited, Chicago Branch, shall have been paid through the Amendment Effective Date.

         2. On the date hereof, the Borrower hereby (a) reaffirms and admits the validity and enforceability of the Loan Documents and all of the obligations of the Loan Parties thereunder, (b) agrees and admits that no Loan Party has any defenses to or offsets against any such obligation, (c) represents and warrants that no Default or Event of Default has occurred and is continuing, and that each of the representations and warranties made by each Loan Party in the Loan Documents is true and correct with the same effect as though such representation and warranty had been made on such date, and (d) certifies that no amendment, supplement, or modification to the certificate of incorporation or by-laws of any Loan Party has been made since April 26, 1996.

         3. In all other respects, the Loan Documents shall remain in full force and effect, and no amendment in respect of any term or condition of any Loan Document contained herein shall be deemed to be an amendment in respect of any other term or condition contained in any Loan Document.

         4. This Amendment may be executed in any number of counterparts all of which, taken together, shall constitute one Amendment. In making proof of this Amendment, it shall only be necessary to produce the counterpart executed and delivered by the party to be charged.

         5. THIS AMENDMENT IS BEING EXECUTED AND DELIVERED IN, AND IS INTENDED TO BE PERFORMED IN, THE STATE OF NEW YORK AND SHALL BE CONSTRUED AND ENFORCEABLE IN ACCORDANCE WITH, AND BE GOVERNED BY, THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICT OF LAWS.

                  IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed as of the date first written above.


                                       GIBSON GREETINGS, INC.

                                       By:      /s/ James T. Wilson
                                           ------------------------------------
                                       Name:    James T. Wilson
                                             ----------------------------------
                                       Title:   Exec. V.P. Finance,
                                              ----------------------------------
                                                  Operations & CFO
                                              ----------------------------------

                                       THE BANK OF NEW YORK,
                                        Individually and as Agent

                                       By:      /s/ Edward J. Dougherty, III
                                           ------------------------------------
                                       Name:    Edward J. Dougherty, III
                                             ----------------------------------
                                       Title:   Vice President
                                              ----------------------------------
                                                  U.S. Commercial Banking
                                              ----------------------------------

                                       FIFTH THIRD BANK

                                       By:      /s/ A.K. Hauck
                                           ------------------------------------
                                       Name:    A.K. Hauck
                                             ----------------------------------
                                       Title:   Vice President
                                              ----------------------------------

                                       HARRIS TRUST AND SAVINGS BANK

                                       By:      /s/ W. A. McDonnell
                                           -------------------------------------
                                       Name:    W. A. McDonnell
                                             -----------------------------------
                                       Title:   Vice President
                                              ----------------------------------

                                       NBD BANK, N.A.

                                       By:      /s/ Scott A. Dvornik
                                           -------------------------------------
                                       Name:    Scott A. Dvornik
                                             -----------------------------------
                                       Title:   Vice President
                                              ----------------------------------


                                       THE SANWA BANK, LIMITED,
                                       CHICAGO BRANCH

                                       By:      /s/ James P. Byrnes
                                           -------------------------------------
                                       Name:    James P. Byrnes
                                             -----------------------------------
                                       Title:   First Vice President
                                              ----------------------------------


                                       THE SUMITOMO BANK, LIMITED,
                                       CHICAGO BRANCH

                                       By:      /s/ John H. Kemper
                                           -------------------------------------
                                       Name:    John H. Kemper
                                             -----------------------------------
                                       Title:   Senior Vice President
                                              ----------------------------------


CONSENTED AND AGREED TO:

THE PAPER FACTORY OF WISCONSIN, INC.

By:      /s/ Paul W. Farley
     ------------------------------
Name:    Paul W. Farley
      -----------------------------
Title:   Asst. Treasurer
       ----------------------------

                         AMENDMENT NO. 2 AND RESTATEMENT
                         -------------------------------

                                     ANNEX A
                                     -------



                                                          COMMITMENT
         LENDER                                             AMOUNT
         ------                                             ------


         The Bank of New York                            $ 9,000,000

         Fifth Third Bank                                $ 7,000,000

         Harris Trust and
          Savings Bank                                   $ 7,000,000

         NBD Bank, N.A.                                  $ 7,000,000
                                                          ----------


         TOTAL:                                          $30,000,000