Form 10-Q
period 1998-09-30
GIBSON GREETINGS INC
filed 1998-11-16
CIK 717829

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q


     [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                    TELEPHONE NUMBER : AREA CODE 513-841-6600



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,831,897 shares of common stock, par value $.01, outstanding at November 9, 1998.

PART I. ITEM 1. FINANCIAL STATEMENTS
------------------------------------


                             GIBSON GREETINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   September 30,    December 31,    September 30,
                                                                       1998             1997             1997
                                                                  -------------    -------------    -------------
ASSETS
CURRENT ASSETS:
    Cash and equivalents                                          $      63,794    $     114,267    $      94,942
    Trade receivables, net                                               40,360           30,325           26,818
    Inventories                                                          93,113           59,424           75,078
    Prepaid expenses                                                      3,928            4,435            3,714
    Deferred income taxes                                                31,196           41,399           35,557
                                                                  -------------    -------------    -------------
         Total current assets                                           232,391          249,850          236,109
PLANT AND EQUIPMENT, NET                                                 71,368           85,376           89,456
DEFERRED INCOME TAXES                                                    25,993           18,524           18,991
OTHER ASSETS, NET                                                        74,244           89,572           90,352
                                                                  -------------    -------------    -------------
                                                                  $     403,996    $     443,322    $     434,908
                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Debt due within one year                                      $         153    $       7,890    $       7,888
    Accounts payable                                                     21,043           11,810           13,335
    Income taxes payable                                                  1,106           14,502            6,250
    Other current liabilities                                            60,550           68,443           73,581
                                                                  -------------    -------------    -------------
         Total current liabilities                                       82,852          102,645          101,054
LONG-TERM DEBT                                                           10,360           24,158           24,117
SALES AGREEMENT PAYMENTS DUE AFTER ONE YEAR                               7,515           11,612           12,939
OTHER LIABILITIES                                                        37,463           23,163           22,477
                                                                  -------------    -------------    -------------
         Total liabilities                                              138,190          161,578          160,587
                                                                  -------------    -------------    -------------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $1.00; 5,000,000 shares
        authorized, none issued                                               -                -                -
    Preferred stock, Series A, par value $1.00; 300,000 shares
        authorized, none issued                                               -                -                -
    Common stock, par value $.01; 50,000,000 shares
        authorized, 17,123,498, 17,023,306 and 17,008,306
        shares issued, respectively                                         171              170              170
    Paid-in capital                                                      54,609           52,872           51,660
    Retained earnings                                                   231,046          235,353          227,850
    Accumulated other comprehensive income                                  980              733              592
                                                                  -------------    -------------    -------------
                                                                        286,806          289,128          280,272
    Less treasury stock, at cost, 1,241,601, 556,601
        and 494,601 shares, respectively                                 21,000            7,384            5,951
                                                                  -------------    -------------    -------------
         Total stockholders' equity                                     265,806          281,744          274,321
                                                                  -------------    -------------    -------------
                                                                  $     403,996    $     443,322    $     434,908
                                                                  =============    =============    =============

     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                    -------------------------------     -------------------------------
                                                         1998              1997              1998              1997
                                                    -------------     -------------     -------------     -------------

REVENUES                                            $      86,805     $      92,145     $     293,531     $     284,421
                                                    -------------     -------------     -------------     -------------

COST AND EXPENSES
    Operating expenses:
        Cost of products sold                              42,846            38,645           124,393           105,931
        Selling, distribution and administrative
          expenses                                         48,966            48,890           154,606           152,425
        Restructuring                                      (3,045)                -            23,055                 -
                                                    -------------     -------------     -------------     -------------
       Total operating expenses                            88,767            87,535           302,054           258,356
                                                    -------------     -------------     -------------     -------------

OPERATING INCOME (LOSS)                                    (1,962)            4,610            (8,523)           26,065
                                                    -------------     -------------     -------------     -------------

    Financing expenses:
        Interest expense                                      754             1,398             3,054             6,034
        Interest income                                    (1,029)           (1,433)           (4,209)           (4,403)
                                                    -------------     -------------     -------------     -------------
       Total financing (income) expense, net                 (275)              (35)           (1,155)            1,631
                                                    -------------     -------------     -------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES                          (1,687)            4,645            (7,368)           24,434

    Income tax provision (benefit)                           (723)            1,974            (3,061)           10,339
                                                    -------------     -------------     -------------     -------------

NET INCOME (LOSS)                                   $        (964)    $       2,671     $      (4,307)    $      14,095
                                                    =============     =============     =============     =============

NET INCOME (LOSS) PER SHARE:
    Basic                                           $       (0.06)    $        0.16     $       (0.26)    $        0.86
                                                    =============     =============     =============     =============
    Diluted                                         $       (0.06)    $        0.15     $       (0.26)    $        0.83
                                                    =============     =============     =============     =============

     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                    -------------------------------
                                                                                         1998              1997
                                                                                    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                               $      (4,307)    $      14,095
                                                                                    -------------     -------------
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
        Depreciation including write-down of display fixtures                              16,968            16,784
        Impairment of plant and equipment                                                  12,967                 -
        Loss on disposal of plant and equipment                                               843                12
        Deferred income taxes                                                               1,576             6,642
        Amortization of deferred costs and intangibles                                     13,921            17,037
        Change in assets and liabilities:
            Trade receivables, net                                                        (10,275)           15,605
            Inventories                                                                   (47,981)          (10,009)
            Prepaid expenses                                                                 (995)             (756)
            Other assets, net of amortization                                              (7,682)          (18,274)
            Accounts payable                                                                9,107               (85)
            Income taxes payable                                                          (13,530)           (9,566)
            Other current liabilities                                                      (7,628)           (7,857)
            Other liabilities                                                              (1,834)             (354)
        All other, net                                                                        180                (3)
                                                                                    -------------     -------------
            Total adjustments                                                             (34,363)            9,176
                                                                                    -------------     -------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (38,670)           23,271
                                                                                    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                                                       (25,393)          (14,153)
    Proceeds from sale of plant and equipment                                               3,682               274
    Investment in The Virtual Mall, Inc.                                                   (1,437)                -
    Acquisition of The Ink Group Companies                                                 (1,000)                -
    Proceeds from the sale of The Paper Factory of Wisconsin, Inc.                         36,216                 -
                                                                                    -------------     -------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                12,068           (13,879)
                                                                                    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt, net                                                       (11,993)          (16,794)
    Issuance of common stock                                                                1,738             4,189
    Acquisition of common stock for treasury                                              (13,616)                -
                                                                                    -------------     -------------
        NET CASH USED IN FINANCING ACTIVITIES                                             (23,871)          (12,605)
                                                                                    -------------     -------------

NET DECREASE IN CASH AND EQUIVALENTS                                                      (50,473)           (3,213)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                               114,267            98,155
                                                                                    -------------     -------------

CASH AND EQUIVALENTS AT END OF PERIOD                                               $      63,794     $      94,942
                                                                                    =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                    $       1,913     $       1,613
        Income taxes                                                                        8,880            13,261

     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND RESTRUCTURING PLAN
-----------------------------------------------------

Basis of Presentation -
The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1998, December 31, 1997 and September 30, 1997, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Comprehensive Income -
The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130 - "Reporting Comprehensive Income" in June 1997. The Company adopted SFAS No. 130 in the first quarter of 1998. Comprehensive income (loss) was $(767) and $2,531 for the three months and $(4,060) and $13,816 for the nine months ended September 30, 1998 and 1997, respectively. Comprehensive income (loss) includes foreign currency translation adjustments, net of taxes, of $197 and $(140) for the three months and $247 and $(279) for the nine months ended September 30, 1998 and 1997, respectively.

Restructuring Plan -
On March 31, 1998, the Company announced a restructuring plan (the Plan) under which the Company is outsourcing its principal manufacturing operations previously performed at its Cincinnati, Ohio headquarters. Implementation of outsourcing under the Plan began in the second quarter of 1998 and was substantially completed by September 30, 1998. The total cost of the Plan is expected to be $26,100 before income taxes and was recognized as a separate component of operating expenses in the first quarter of 1998. In addition, the Company will invest an estimated $30,000 to $35,000 over a 30-month period to significantly upgrade or replace its existing business information systems. The investment in business information systems will be expensed as incurred or capitalized as appropriate in accordance with AICPA Statement of Position 98-1 - "Accounting for the Costs of Software Developed or Obtained for Internal Use." Management believes these plans will enhance the Company's flexibility and operating efficiency while lowering fixed costs and improving customer service.

The Company has recognized within the total restructuring cost approximately $17,100 representing costs related to the facility, $5,800 related to involuntary employee severance, and $3,200 in other costs. The facility costs of $17,100 include an adjustment of $12,967 to write-off the capitalized lease asset, leasehold improvements, and certain furniture and equipment (included in plant and equipment) associated with the Cincinnati manufacturing operations; and a reserve of $4,133 included in other liabilities representing the amount by which total future lease commitments and related operating costs of the Cincinnati facility exceed the recorded lease obligation and estimated sublease income over the remaining term of the lease. The recorded lease obligation, representing the portion of the capital lease obligation (see Note 5) associated with the Cincinnati facility of $12,040 has been reclassified from debt to other liabilities. Involuntary employee severance costs and other costs are included in other current liabilities. As a result of the restructuring and the information systems plans, approximately 480 employees will be terminated, consisting of approximately 415 plant operations and manufacturing personnel and approximately 65 employees from various support and administrative functions within the Company. The involuntary severance package which was communicated to employees on March 31, 1998 includes salary continuation, subsidized medical coverage during the salary continuation period, professional outplacement assistance and career counseling. As of September 30, 1998, approximately 395 employees have been terminated under the Plan or have taken other open positions within the Company. The termination of these employees resulted in the curtailment of a defined benefit pension plan. The curtailment resulted in a gain of $3,045 before income taxes and was recognized as a restructuring gain in the third quarter of 1998.

NOTE 2 - SEASONAL NATURE OF BUSINESS
------------------------------------

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.



NOTE 3 - TRADE RECEIVABLES, NET
-------------------------------

Trade receivables consist of the following:

                                                                                   September 30,   December 31,    September 30,
                                                                                        1998            1997           1997
                                                                                   ------------    ------------    ------------
       Trade receivables                                                           $     73,894    $     85,537    $     65,979
       Less reserves for returns, allowances, cash discounts
          and doubtful accounts                                                          33,534          55,212          39,161
                                                                                   ------------    ------------    ------------
                                                                                   $     40,360    $     30,325    $     26,818
                                                                                   ============    ============    ============

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following:

                                                                                  September 30,   December 31,    September 30,
                                                                                       1998           1997            1997
                                                                                  -------------   -------------   -------------
       Finished goods                                                              $     56,857    $     43,098    $     56,864
       Work-in-process                                                                   23,147          10,082          10,769
       Raw materials and supplies                                                        13,109           6,244           7,445
                                                                                   ------------    ------------    ------------
                                                                                   $     93,113    $     59,424    $     75,078
                                                                                   ============    ============    ============

NOTE 5 - DEBT
-------------

Debt consists of the following:

                                                                                   September 30,   December 31,   September 30,
                                                                                       1998            1997           1997
                                                                                   ------------    ------------   -------------

       Note  bearing  interest at 13.50%, payable to National  Australia
          Bank                                                                     $      2,373    $          -    $          -
       Senior notes bearing interest at 9.33%, retired on June 1, 1998                        -          11,428          11,428
       Industrial revenue bonds bearing interest at 9.25%, payable in
          semi-annual installments of $300                                                    -             600             600
       Other                                                                                207             301             337
                                                                                   ------------    ------------    ------------
                                                                                          2,580          12,329          12,365
       Capital lease obligation payable in monthly installments through 2013, net of $12,040 included in other liabilities at
          September 30, 1998                                                              7,933          19,719          19,640
                                                                                   ------------    ------------    ------------
                                                                                         10,513          32,048          32,005
       Less debt due within one year                                                        153           7,890           7,888
                                                                                   ------------    ------------    ------------
                                                                                   $     10,360    $     24,158    $     24,117
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

In connection with the sale in 1995 of Cleo Inc. (Cleo), a former wholly-owned subsidiary, the Company renegotiated its long-term lease agreement for certain of its principal facilities. The initial term of this amended lease agreement runs through November 30, 2013, with one 10-year renewal option available. The basic rent under the lease provides scheduled rent increases every five years, including the renewal period. The lease contains a purchase option in 2005 (and again in 2010) at the fair market value of the properties at the date of exercise. As a condition of the lease, all property taxes, insurance costs and operating expenses are to be paid by the Company. For accounting purposes, this lease has been treated as a capital lease.

Minimum rental commitments under the noncancelable capital lease obligation, including the amount recorded in other liabilities, as of September 30, 1998 are as follows:

                                                                       Capital
               Year Ending September 30,                                Lease
             ------------------------------                        -------------
                         1999                                      $      3,100
                         2000                                             3,100
                         2001                                             3,668
                         2002                                             3,720
                         2003                                             3,720
                         Thereafter                                      46,140
                                                                   -------------
             Net minimum commitments                                     63,448
                 Less amount representing interest                       43,475
                                                                   -------------
             Present value of net minimum lease commitments        $     19,973
                                                                   =============


NOTE 6 - COMPUTATION OF NET INCOME (LOSS) PER SHARE
---------------------------------------------------

The Company adopted SFAS No. 128 - "Earnings per Share" in the fourth quarter of 1997. All previously reported earnings per share (EPS) amounts have been restated to conform to the new presentation. Assuming the exercise of all outstanding contracts to issue common stock, the effect on EPS was antidilutive for the three and nine months ended September 30, 1998; therefore such exercises were not considered.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and nine months ended September 30, 1998 and 1997. There are no adjustments to net income (loss) for the basic or diluted EPS computations:

                                                                      Three Months Ended       Nine Months Ended
                                                                         September 30,           September 30,
                                                                  -----------------------   -----------------------
                                                                     1998         1997         1998         1997
                                                                  ----------   ----------   ----------   ----------
Basic weighted average shares outstanding                         16,216,148   16,500,565   16,330,789   16,358,270
Effect of dilutive securities - stock options held by employees            -      543,262            -      526,821
                                                                  ----------   ----------   ----------   ----------
Diluted weighted average shares outstanding                       16,216,148   17,043,827   16,330,789   16,885,091
                                                                  ==========   ==========   ==========   ==========

NOTE 7 - LEGAL MATTERS
----------------------

In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994, in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). The Complaint alleged violations of the federal securities laws and sought unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. In August 1996, the Court certified the case as a class action. The Court subsequently concluded that the certified class representative could represent only those class members who purchased Gibson stock after April 19, 1994 and before July 1, 1994. All other claims were dismissed. In April and June 1998, the Court granted motions for summary judgment filed by the Company, by its former Chairman, President and Chief Executive Officer, by its former Chief Financial Officer and by Cleo's former President and Chief Executive Officer. Only the Third Party claim by the Company against its former auditor for professional malpractice, the former auditor's counterclaim against the Company for unpaid fees and cross-claims and counterclaims now remain before the Court. Plaintiffs' appeal of the Court's decisions to the Sixth Circuit Court of Appeals was dismissed because there is not yet a final order. The third-party claim, counterclaim and cross-claims are scheduled for trial in May 1999.

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


NOTE 8 - COMMITMENTS
--------------------

On August 13, 1998, the Company signed a 10-year lease agreement to occupy approximately 148,000 square feet of office space in Northern Kentucky. The Company will relocate its Cincinnati, Ohio corporate headquarters to this new facility in 1999. Minimum rental commitments under the lease, which begin January 1, 1999 and extend until December 31, 2008, total $25,105.

The sale of The Paper Factory of Wisconsin, Inc. as of August 31, 1998, as discussed in Note 9, resulted in the transfer of lease obligations totaling approximately $22,814. These lease obligations extended through 2006.


NOTE 9 - ACQUISITIONS AND DIVESTITURES
--------------------------------------

On July 3, 1998, the Company acquired a majority interest in The Ink Group, a leading publisher of alternative cards, calendars, address books and diaries based in Sydney, Australia, with additional operations in New Zealand and the United Kingdom, for $1,000 and an agreement to provide operating loans. These loans totaled approximately $7,700 as of September 30, 1998. The Company acquired 60% ownership of The Ink Group's operating companies in Australia and New Zealand and 100% ownership of its subsidiary in the United Kingdom.

Effective August 31, 1998, the Company completed the previously announced sale of 100% of the capital stock of The Paper Factory of Wisconsin, Inc. (The Paper Factory) for approximately $36,200 in cash to PFW Acquisition Corp. The sale price approximated the Company's investment in The Paper Factory.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
-----------------------------------------------------------------------------
AND FINANCIAL CONDITION
-----------------------

RESULTS OF OPERATIONS
---------------------

On March 31, 1998, the Company announced a restructuring plan (the Plan) and recorded an expected total cost of $26.1 million for the Plan in the results of operations of the first quarter of 1998. The Plan is designed to enhance the Company's flexibility and operating efficiency, lower fixed costs and improve customer service. In connection with the Plan, the Company is outsourcing all card, gift wrap and other manufacturing operations previously performed at its Cincinnati, Ohio headquarters. Implementation of outsourcing under the Plan began in the second quarter of 1998 and was substantially completed by September 30, 1998.

In addition, the Company has initiated a significant investment in business information systems. The Company will invest an estimated $30.0 to $35.0 million over a 30-month period to significantly upgrade or replace its existing business information systems. Management has analyzed its computer hardware and software in connection with the Company's need for improved information systems as well as the potential dating problems that may arise with the Year 2000. Management has decided to replace core business applications which support sales and customer services, procurement and distribution, and finance and accounting with Enterprise Resource Planning (ERP) software. The primary purpose of the ERP software is to add functionality and efficiency to the business processes of the Company as well as address the Year 2000 issue.

On July 3, 1998, the Company acquired a majority interest in The Ink Group, a leading publisher of alternative cards, calendars, address books and diaries based in Sydney, Australia, with additional operations in New Zealand and the United Kingdom, for $1.0 million and an agreement to provide operating loans to the companies acquired. The Company acquired 60% ownership of The Ink Group's operating companies in Australia and New Zealand and 100% ownership of its subsidiary in the United Kingdom.

Effective August 31, 1998, the Company completed the sale of 100% of the capital stock of The Paper Factory of Wisconsin, Inc. (The Paper Factory) to PFW Acquisition Corp. for approximately $36.2 million in cash. The Paper Factory had sales of approximately $86.1 million for the year ended December 31, 1997.

The Company continues to face strong competitive pressure with regards to both price and terms of sale. These competitive conditions, combined with a shift in product sales mix resulting from lower greeting card sales and higher new product sales, have resulted in reduced profit margins. Due to reduced profit margins, the sale of The Paper Factory and other factors, the Company expects to report lower earnings for the full year 1998 in comparison to the comparable 1997 period.




RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
---------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------------

Revenues in the third quarter of 1998 decreased 5.8% to $86.8 million from revenues of $92.1 million in the third quarter of 1997 reflecting a shift in the timing of Gibson Card Division holiday product shipments and the August 31, 1998 sale of The Paper Factory. The decline was partially offset by shipments of The Ink Group acquired on July 3, 1998 and an increase in shipments at Gibson Greetings International Limited (Gibson International), the Company's subsidiary based in the United Kingdom. The shift in timing of Gibson Card Division holiday product shipments was mainly due to delays resulting from unexpected problems associated with the Company's move to outsource production. Shipments of approximately $20.0 million anticipated for September were delayed until the fourth quarter. Everyday greeting card shipments were also below last year during the third quarter primarily due to the loss of certain customers. The decline in greeting card shipments was partially offset by the sales of Silly Slammers, the Company's beanbag toy. Silly Slammers, which have a lower profit margin than greeting cards, account for an increased portion of the Gibson Card Division's sales. Overall, returns and allowances were 16.6% of sales for the three months ended September 30, 1998 compared to returns and allowances of 14.9% for the comparable period in 1997 reflecting increased seasonal and everyday provisions. Returns of certain spring seasonal products were higher than provided for during the first half of 1998.

Total operating expenses were $88.8 million in the third quarter of 1998 compared to total operating expenses of $87.5 million in the third quarter of 1997. Included in the third quarter of 1998 is a restructuring gain of $3.0 million resulting from a pension plan curtailment related to the Company's restructuring plan. Without this gain, total operating expenses would have increased 4.9% from the comparable period in 1997. Cost of products sold as a percent of revenues was 49.4% for the third quarter of 1998 versus 41.9% for the third quarter of 1997. The increase was primarily due to a change in product sales mix and higher product costs associated with new products, new designs and other product related costs. Selling, distribution and administrative expenses as a percent of revenues were 56.4% for the third quarter of 1998 versus 53.1% for the third quarter of 1997 primarily due to higher selling and marketing expenses to support new product programs.

Interest income, net of $0.3 million was recorded in the third quarter of 1998 compared to $35,000 for the third quarter of 1997. The improvement resulted from lower interest expense due to a reduction in interest-bearing obligations.

Pretax loss for the third quarter of 1998 was $1.7 million compared to pretax income for the third quarter of 1997 of $4.6 million. The effective income tax rate was 42.9% for the third quarter of 1998 compared to an effective income tax rate of 42.5% for the third quarter of 1997.

Net loss for the three months ended September 30, 1998 was $1.0 million compared with net income of $2.7 million for the comparable period in 1997. The net loss per diluted share was $0.06 for the third quarter of 1998 compared to net income per diluted share of $0.15 for the third quarter of 1997. Excluding the restructuring gain resulting from the pension plan curtailment, the net loss for the third quarter of 1998 would have been approximately $0.16 per diluted share.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE
-------------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------

Revenues for the nine months ended September 30, 1998 increased 3.2% to $293.5 million from revenues of $284.4 million for the nine months ended September 30, 1997 reflecting increased sales volume from the Gibson Card Division and Gibson International, as well as the sales volume resulting from the July 3, 1998 acquisition of The Ink Group. The increased sales at the Gibson Card Division resulted from shipments of Silly Slammers, which offset decreased sales of holiday products due to production delays and lower everyday greeting card sales primarily due to the loss of certain customers. Silly Slammers, which have a lower profit margin than greeting cards, account for an increased portion of the Gibson Card Division's sales. Sales increases were partially offset by the August 31, 1998 sale of The Paper Factory. Sales for The
Paper Factory for the eight-month period of 1998 were $46.6 million, while sales for the nine-month period of 1997 were $55.1 million. Overall, returns and allowances were 15.2% of sales for the nine months ended September 30, 1998 compared to returns and allowances of 16.7% for the comparable period in 1997 reflecting decreased seasonal provisions and lower customer allowances.

Total operating expenses were $302.1 million for the nine months ended September 30, 1998 compared to total operating expenses of $258.4 million for the nine months ended September 30, 1997. Included in the nine months ended September 30, 1998 is the restructuring charge of $26.1 million less the $3.0 million pension plan curtailment gain related to the restructuring. Total operating expenses without the net restructuring charge were $279.0 million for the nine months ended September 30, 1998 which were up 8.0% from the comparable period in 1997. Cost of products sold as a percent of revenues was 42.4% for the nine months ended September 30, 1998 versus 37.2% for the nine months ended September 30, 1997. The increase was primarily due to a change in product sales mix and higher product costs. Selling, distribution, and administrative expenses as a percent of revenues were 52.7% for the nine months ended September 30, 1998 versus 53.6% for the nine months ended September 30, 1997. Selling and marketing expenses increased to support new product programs, partially offset by a decrease in administrative expenses.

Interest income, net of $1.2 million was recorded for the nine months ended September 30, 1998 compared to interest expense, net of $1.6 million for the nine months ended September 30, 1997. The improvement resulted from lower interest expense due to a reduction in interest-bearing obligations.

Pretax loss for the nine months ended September 30, 1998 was $7.4 million compared to pretax income for the nine months ended September 30, 1997 of $24.4 million. The pretax loss for the nine months ended September 30, 1998 includes a net restructuring charge of $23.1 million. Without the net restructuring charge, pretax income for the nine month period would have been $15.7 million. The effective income tax rate was 41.5% for the nine months ended September 30, 1998 compared to an effective income tax rate of 42.3% for the nine months ended September 30, 1997.

Net loss for the nine months ended September 30, 1998 was $4.3 million compared with net income of $14.1 million for the comparable period in 1997. The net loss per diluted share was $0.26 for the nine months of 1998 compared to net income per diluted share of $0.83 for the nine months of 1997. Excluding the net restructuring charge, the net income for the nine months of 1998 would have been approximately $0.56 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used in operating activities for the nine months ended September 30, 1998 was $38.7 million compared to cash provided by operating activities of $23.3 million for the comparable period in 1997. The most significant increase in cash used in operating activities resulted from the increase in inventories primarily at the Gibson Card Division. The increase in inventories was attributed to new products, such as Silly Slammers, and the outsourcing of production which increased work-in-process and raw materials inventory levels. Trade receivables, net also increased primarily due to lower reserves for returns and allowances.

In accordance with the Company's restructuring plan, approximately $5.8 million will be spent on involuntary employee severance and outplacement costs and approximately $2.0 million on related expenses during the 12-month period ending March 31, 1999. As of September 30, 1998, restructuring expenditures for 1998 totaled approximately $4.0 million.

Cash provided by investing activities in the first nine months of 1998 was $12.1 million compared to cash used in investing activities of $13.9 million in the first nine months of 1997. Cash provided by investing activities in the 1998 period resulted from the cash proceeds received from the sale of The Paper Factory, partially offset by higher purchases of plant and equipment mainly related to information systems expenditures and display fixture additions at the Gibson Card Division.

Cash used in financing activities for the nine months ended September 30, 1998 was $23.9 million compared to cash used in financing activities of $12.6 million in the comparable period of 1997. Under the terms of its Senior Note Agreement, the Company prepaid $4.3 million in principal, without premium, on June 1, 1998, in addition to the $7.1 million principal amount the Company was required to pay under the Note Agreement. As a result of these payments and prior retirements, all Senior Notes have been repaid in their entirety. Effective April 24, 1998, the Company entered into a $30.0 million, 364-day revolving credit agreement that will be utilized, if needed, for working capital purposes. This credit line replaced the previous agreement that expired in late April 1998.

The Company extended until July 31, 1999 the stock repurchase program originally announced on July 31, 1997. This program provides for the repurchase of up to one million shares of the Company's common stock. As of September 30, 1998, 745,000 shares had been repurchased pursuant to this program at a total cost of approximately $15.0 million. On October 8, 1998, the Company announced a second stock repurchase program which provides for an additional one million shares of the Company's common stock to be repurchased over a 12-month period.

Management continues to address the Year 2000 issue. As discussed above, the Company plans to invest $30.0 to $35.0 million to implement a major business information systems plan to replace core business applications with ERP software. The installation of ERP software will also address the Year 2000 issue associated with the software being replaced. The Company has completed the vendor selection phase for the ERP software and related hardware, and has initiated the pilot phase which is expected to continue through 1998. As of September 30, 1998, expenditures for the ERP project totaled $6.3 million of which $1.1 million has been expensed in the results of operations for the nine months ended September 30, 1998 and $5.2 million has been capitalized.

In addition, the Company is upgrading software systems not addressed by the ERP project to correct potential problems associated with the Year 2000. The Company estimates it will spend approximately $1.8 million, in total, on Year 2000 software upgrades not related to the ERP project. As of September 30, 1998, the Company has spent an estimated $0.5 million on such upgrades.

While the ability of third parties, with whom the Company transacts business, to address adequately their Year 2000 issues is outside the Company's control, the Company intends to discuss with its vendors and customers the possibility of any interface difficulties which may affect the Company, and to the extent necessary and possible will develop appropriate contingency plans.

Management believes that substantially all Year 2000 issues will be addressed prior to December 31, 1999, although the ERP project will extend beyond that date. There can be no assurance that the failure of the Company or third parties, with whom the Company transacts business, to adequately address their respective Year 2000 issues will not have a material effect on the Company's business, the results of operations, cash flows and financial condition.

The Company is carrying significant cash balances. Other than general working capital needs, capital expenditures, other asset spending, the restructuring plan, the business information systems projects, and the stock repurchase plans, there currently are no commitments for the use of this cash; however, management is evaluating various alternatives, including strategic acquisitions. Management believes that its cash flows from operations and credit sources will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing customer agreements, as well as for financing existing operations, currently projected capital expenditures, anticipated long-term sales agreements consistent with industry trends and other contingencies. (See Note 7 of Notes to Condensed Consolidated Financial Statements)

Management does not believe that there are any events, commitments or uncertainties, except for previously disclosed items (see Notes 1, 7 and 8 of Notes to Condensed Consolidated Financial Statements), the items discussed above, and normal seasonal fluctuations and general industry competitive conditions, that should be expected to have a material effect on the results of operations, financial condition, liquidity or capital resources of the Company. However, except for the historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties. There are numerous important factors that could adversely affect the Company, including but not limited to competitive pressures with regard to price and terms of sale, unforeseen financial difficulties of significant customers, lack of market acceptance of the Company's new products and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Because of these, as well as other factors, historical information should not be relied upon as an indicator of future financial performance.


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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

ITEM 5. OTHER INFORMATION
-------------------------

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

a) Exhibit 10.1          Amendment No. 3 and Release dated as of August 26, 1998 to Credit  Agreement  dated as of April 26, 1996 by and among Gibson  Greetings,  Inc.,  the Lenders party thereto and the Bank of New York, as Agent.

   Exhibit 10.2          August 13, 1998 lease, and September 16, 1998 Amendment No.1 thereto,  of Towers of RiverCenter  located at
                         Covington,  Kentucky,  by and between  CPX-RiverCenter Two Limited Partnership and Gibson Greetings, Inc.

   Exhibit 10.3          Employment Agreement between Gibson Greetings, Inc. and Frank J. O'Connell dated August 11, 1998.

   Exhibit 27            Financial Data Schedule (contained in EDGAR filing only).

b) Reports on Form 8-K   The Company filed a Form 8-K with the Securities and Exchange Commission on September 15, 1998 (date of report: September 1, 1998) reporting the sale of its subsidiary The Paper Factory of Wisconsin, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBSON GREETINGS, INC.
Date:  November 16, 1998

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