Form 10-K405
period 1998-12-31
GIBSON GREETINGS INC
filed 1999-03-31
CIK 717829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of March 26, 1999 was approximately $120,619,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,831,897 shares of Common Stock, $.01 par value, at March 26, 1999.

Documents incorporated by reference:
         Portions of Gibson Greetings, Inc.'s Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III

                                     PART I
ITEM 1. BUSINESS

Gibson Greetings, Inc. and its wholly-owned and majority-owned subsidiaries (the Company) operate in a single industry segment--the design and sale of greeting cards, paper partywares, gift wrap and related specialty relationship-fostering products.

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

During 1996, in view of the poor economic conditions and devaluation of the peso in Mexico, the Company liquidated its investment in Gibson de Mexico S.A. de C.V. (Gibson de Mexico), a majority-owned subsidiary, resulting in a pretax loss on liquidation of $2.1 million and an income tax benefit of $3.7 million for a net increase in net income of $1.6 million, or $.10 per diluted share.

During 1997 and 1998, the Company made investments totaling $6.8 million in E-greetings Network (formerly The Virtual Mall, Inc.), a company which provides digital greetings through the Internet. In conjunction with the investments, the Company entered into an agreement whereby the Company's Card Division will be a major provider of content to E-greetings Network.

On March 31, 1998, the Company announced a restructuring plan (the Plan) to outsource its principal manufacturing operations then being performed at its Cincinnati, Ohio headquarters facility. Implementation of the Plan began in the second quarter of 1998. As of December 31, 1998, the outsourcing of manufacturing operations had been completed and approximately 400 employee positions had been eliminated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements set forth in Items 7 and 8 below, respectively.

On July 3, 1998, the Company acquired a majority interest in The Ink Group Companies (The Ink Group), a leading publisher of alternative cards, calendars, address books and diaries based in Sydney, Australia, with additional operations in New Zealand and the United Kingdom, for $1.0 million and an agreement to provide operating loans. The Company acquired 60% ownership of The Ink Group's operating companies in Australia and New Zealand and 100% ownership of its operating company in the United Kingdom.

On August 31, 1998, the Company sold its wholly-owned subsidiary The Paper Factory of Wisconsin, Inc. (The Paper Factory) to PFW Acquisition Corp. for $36.2 million, which approximated the Company's investment. The Paper Factory operated retail stores under the names of The Paper Factory, Greetings 'n More and Great Party, which were located primarily in manufacturers' outlet shopping centers.

INTERNATIONAL OPERATIONS

See Note 1 of Notes to Consolidated Financial Statements set forth in Item 8 below for a discussion of the Company's international operations and revenues from foreign-located customers.

PRODUCTS

The Company's major products are extensive lines of greeting cards (both everyday and seasonal). Everyday cards are categorized as conventional greeting cards and alternative market cards. Seasonal cards are devoted to holiday seasons, which include, in declining order of net sales, Christmas, Valentine's Day, Mother's Day, Easter, Father's Day, Graduation and Thanksgiving. In 1998, approximately 67% of net sales of greeting cards were derived from everyday cards and approximately 33% from seasonal greeting cards. The Company's products also include a line of talking beanbag toys marketed under the Silly Slammers(R) trademark and other products such as paper partywares, gift wrap, candles, calendars, gift and plush items, and holiday decorations. The following table sets forth, in thousands of dollars for the years indicated, the Company's net sales attributable to each of the principal classes of the Company's products:

                                                     Years Ended December 31,
                                         -------------------------------------------------
                                              1998             1997              1996
                                         -------------    --------------    --------------
Greeting cards                           $    228,667     $     233,321     $     227,512
Silly Slammers                                 49,625             2,225                 -
Partywares                                     40,729            54,778            48,386
Gift wrap                                      29,606            44,199            42,812
Other products                                 59,306            62,592            70,711
                                         ------------     -------------     -------------
    Total net sales                      $    407,933     $     397,115     $     389,421
                                         ============     =============     =============

The above table includes the net sales of the Ink Group since July 3, 1998, the date of acquisition, and The Paper Factory through August 31, 1998, the date of divestiture.

Many of the Company's products incorporate well-known proprietary characters. Net sales associated with licensed properties accounted for approximately 16% of overall 1998 net sales. The Company believes it benefits from the publication of cartoon strips, television programming, advertising and other promotional activities by the creators of such licensed characters. The Company also has developed proprietary properties of its own. See "Trademarks, Copyrights and Licenses."

SALES AND MARKETING

The Company's products are sold in more than 50,000 retail outlets worldwide. The Company's products are primarily sold under the Gibson name and its associated trademarks, and are primarily distributed to supermarkets, deep discounters, mass merchandisers, card and specialty shops and variety stores. To market effectively through these outlets, the Company has developed specific product programs and new product lines and introduced new in-store displays. During 1998, the Company's five largest customers accounted for approximately 29% of the Company's net sales and one customer, Winn-Dixie Stores, Inc., accounted for approximately 13% of the Company's net sales.

Among the new retail programs introduced in 1998 was Relativity(TM), under which the Company supplies retailers a broad selection of popular alternative greeting cards, including cards produced both by the Company and third parties. The Company believes that Relativity, which is marketed to non-discount retailers without payment of up-front fees, will help it break through traditional exclusivity agreements between retailers and other greeting card suppliers.

With the exception of Relativity, Silly Slammers and other specialty items, the Company's products are usually stocked in a department where they are the only products displayed. Product displays are expressly designed for the presentation of greeting cards, paper partywares, gift wrap, candles and other products. The Company also supplies corrugated displays for certain seasonal products and other products such as beanbag toys. The Company's method of selling greeting cards requires frequent and attentive merchandising service and fast delivery of reorders. The Company employs a direct field sales force that regularly visits most of the Company's customers, supported by a larger, nationwide merchandising service force. In order to properly display and service these products, a sizable initial investment is made in store display fixtures and in the hiring and training of service associates.

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

DESIGN AND PRODUCTION

The Company maintains an extensive worldwide freelance pool and a full-time staff of artists, writers, art directors and creative planners who design the majority of the Company's products. Design of everyday greeting cards generally begins approximately six months in advance of shipment. The Company's seasonal greeting cards and other items are designed and produced over longer periods than the everyday cards. The design of seasonal greeting cards begins approximately 11 months before the holiday date, with production typically occurring approximately six months before the holiday date.

As part of the 1998 restructuring, the Company has outsourced the printing and finishing of its greeting card products to approximately 40 third-party vendors. These vendors, in turn, send the finished products to the Company's principal distribution facilities in Berea, Kentucky and Covington, Kentucky for shipment directly to retail stores. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements set forth in Items 7 and 8 below, respectively. The Company also purchases for resale certain finished and semi-finished products, such as beanbag toys and gift and plush items, from both domestic and foreign sources.

Design of the Company's Silly Slammers beanbag toys and certain other products generally originates at the Company's headquarters, with production and manufacturing handled by a network of overseas vendors, principally located in the Far East. Finished product is then transported to the Company's distribution facilities for shipment directly to retail stores.

The Company believes that adequate quantities of raw materials used in its business and suppliers of product manufacturing capacity are and will continue to be available from many sources. Paper and other raw materials are the most significant components of the Company's product cost structure.

COMPETITION

The greeting card industry is highly competitive. Based upon its general knowledge of the industry and the limited public information available about its competitors, the Company believes it is the third-largest producer of greeting cards in the United States, with Hallmark Cards, Inc. and American Greetings Corporation being its principal competition. These two companies are predominant in the industry and have greater financial and other resources than the Company.

The Company's mass-merchandiser customer base, which typically operates on low margins, is particularly susceptible to financial constraints and to offers of more favorable terms from the Company's competitors. As a result, the Company has, for some time, faced strong competitive pressures with regard to price and terms of sale, which may include payments and other concessions to retail customers under long-term sales agreements.

In addition, the Company faces competition with respect to quality, design and service. The Company believes that it is competitive in all of these areas. See "Sales and Marketing."

TRADEMARKS, COPYRIGHTS AND LICENSES

The Company currently has approximately 35 registrations of trademarks in the United States and approximately 100 registrations of trademarks in foreign countries. Although the Company does not register all of its creative artwork and editorial text with the U.S. Copyright office, it does register selected works and maintains certain copyright protection by printing notice of a claim of copyright on its products. The Company also has rights under various license agreements to incorporate well-known proprietary characters into its products. These licenses are generally for terms of one to three years and are subject to certain renewal options. There can be no assurance that the Company will be able to renew license agreements as to any particular proprietary character. The Company believes that its business is not dependent upon any individual trademark, copyright or license.

EMPLOYEES

As of December 31, 1998, the Company employed approximately 1,800 persons on a full-time basis and approximately 5,400 persons on a part-time basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements set forth in Items 7 and 8 below, respectively.

ENVIRONMENTAL ISSUES

A disposal company known as Carl Wright Septic Service is alleged to have disposed of waste materials at a 33-acre Tennessee State Superfund Site known as the Carl Wright Site. The Company has received correspondence dated October 13, 1997, from counsel for Cleo, the Company's former subsidiary, and CSS, which acquired Cleo, indicating that the Tennessee Department of Environment and Conservation (TDEC) believes Cleo is a potentially responsible party (PRP) for costs incurred by the State of Tennessee in remediating the Carl Wright Site. In connection with the sale of Cleo, the Company agreed to indemnify CSS and Cleo against various liabilities, up to an aggregate cap of $12 million, and Cleo has reserved its rights to indemnity under the sale agreement in respect of the Carl Wright Site. The Company has not received any correspondence, requests or orders from the State in connection with the Carl Wright Site other than mail notification in May 1998 that storage drums recovered from the site during the cleanup bore "Cleo Wrap" labels. TDEC also indicated that it intended to seek reimbursement from the Company for a portion of the approximate $1.0 million of TDEC's cleanup costs.

Management does not believe that the outcome of this matter will have a material adverse effect on the Company's total net worth, cash flows or operating results.

ITEM 2.  PROPERTIES

The following is a summary of the Company's principal manufacturing, distribution and administrative facilities:

                                                                                                         Approximate
                                                                                                         Floor Space
        Location                                 Principal Use                                            (Sq. Ft.)
        -------------------------------------    ---------------------------------------------------   ----------------
        Cincinnati, Ohio                         Corporate headquarters, warehousing and
                                                    administration                                             593,700
        Berea, Kentucky                          Manufacturing and distribution                                597,100
        Covington, Kentucky                      Future corporate headquarters and
                                                    administration                                             148,800
        Covington, Kentucky                      Manufacturing and distribution                                293,000
        Telford, England                         Manufacturing, distribution and
                                                    administration                                              58,800
        Florence, Kentucky                       Manufacturing and distribution                                110,700
        Rancho Cucamonga, California             Distribution                                                   40,200
                                                                                                       ---------------
                                                         Total                                               1,842,300
                                                                                                       ===============



The first two facilities listed above are currently leased for a term expiring in 2013. The Company has the right to renew the lease for one additional period of 10 years. The Company also has an option to purchase these facilities in 2005 (and again in 2010) at the fair market value of the properties at these dates. The Company expects to vacate the Cincinnati, Ohio facility, at which time the Company's corporate headquarters will be relocated to the Covington, Kentucky facility noted above. The financial effect of vacating the Cincinnati facility, including anticipated sub-lease income, is included in the Company's 1998 restructuring charge discussed herein. See Item 1 above and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2, 5 and 10 of Notes to Consolidated Financial Statements set forth in Items 7 and 8 below, respectively.

The Covington, Kentucky corporate headquarters and administration facility is leased by the Company for a term expiring in 2008.

The Telford, England and Covington, Kentucky manufacturing and distribution facilities are owned by the Company. The Covington, Kentucky manufacturing and distribution facility has been financed principally through tax-exempt debt and is pledged to secure the repayment of such debt. See Note 7 of Notes to Consolidated Financial Statements set forth in Item 8 below.

The Florence, Kentucky and Rancho Cucamonga, California facilities are leased. The Company also leases sales offices and other manufacturing, distribution and administrative facilities, including locations leased by The Ink Group in Australia and New Zealand. In addition, the Company uses on a temporary basis warehouse space in various locations throughout the United States. Leases for all such facilities expire at various dates through 2003. See Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 below.

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

On June 15, 1998, the Court entered judgment for the Company and each individual defendant on claims asserted by the plaintiff class. Plaintiff's appeal of the judgment to the Sixth Circuit Court of Appeals was dismissed as untimely due to remaining claims and counterclaims between the Company and its former auditor in connection with a Third Party Complaint which the Company had filed against the auditor. In December 1998, the Company and its former auditor reached a settlement of all claims between them. Plaintiff re-filed its appeal of the judgment for defendant. Subsequently, the Company and the plaintiff agreed to a settlement which will be presented to the District Court for approval at a hearing expected to take place in May 1999.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

SEE ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following table presents certain quarterly market price information for the Company's common stock for the years ended December 31, 1998 and 1997, based on closing prices quoted in the Nasdaq National Market:

                                                       1998                                                1997
                                  ----------------------------------------------      ----------------------------------------------
                                     High             Low              Close             High             Low              Close
                                  -----------     -------------     ------------      ------------     ------------     ------------
       First Quarter              $    28 3/8      $   18 7/8        $  27 5/8         $   21 5/8       $   18           $   20 3/4
       Second Quarter                  29 1/4          21 15/16         25                 23 1/4           19               22 1/2
       Third Quarter                   26 3/8          16               20 5/16            26 3/4           18 1/2           25 7/8
       Fourth Quarter                  20 3/4           8 3/4           11 7/8             26 1/4           20 1/2           21 7/8


No dividends were declared or paid in either 1998 or 1997. The terms of certain of the Company's financing agreements contain covenants which could limit the payment of cash dividends.

There were approximately 5,100 beneficial owners of the Company's common stock on March 26, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

The following summaries set forth selected financial data for the Company for each of the five years in the period ended December 31, 1998. Selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto set forth in Item 8 below.




STATEMENTS OF OPERATIONS DATA
(Dollars and shares in thousands except per share amounts)

                                                            Years Ended December 31,
                                    --------------------------------------------------------------------------
                                                                          Unaudited
                                                                          Pro Forma
                                    1998 (1)(2)     1997       1996 (3)     1995 (4)       1995         1994
                                    -----------  ---------    ---------    ---------   ----------    ---------
Revenues:
  Net sales                         $ 407,933    $ 397,115    $ 389,421    $ 388,213    $ 540,145    $ 548,042
  Royalty income                          597          602          825          671          676          753
                                    ---------    ---------    ---------    ---------    ---------    ---------
Total revenues                        408,530      397,717      390,246      388,884      540,821      548,795
                                    ---------    ---------    ---------    ---------    ---------    ---------
Cost of products sold                 179,903      159,648      152,229      148,534      268,702      310,039
Selling, distribution and
  administrative expenses             202,466      202,109      199,490      201,914      239,922      276,147
Restructuring charge, net              23,055         --           --           --           --           --
Loss on sale of Cleo, Inc.               --           --           --           --         83,012         --
Interest expense                        3,410        5,432        8,822        9,487       13,178       10,599
Interest income                        (4,864)      (5,776)      (3,364)        (915)        (915)        (765)
Gain on derivative
  transactions/settlement, net           --           --           --           --           --         (1,641)
                                    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes       4,560       36,304       33,069       29,864      (63,078)     (45,584)
Income tax provision (benefit)          2,377       14,706       11,107       13,588      (16,589)     (16,981)
                                    ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)                   $   2,183    $  21,598    $  21,962    $  16,276    $ (46,489)   $ (28,603)
                                    =========    =========    =========    =========    =========    =========
Net income (loss) per share:
    Basic                           $    0.13    $    1.32    $    1.36    $    1.01    $   (2.89)   $   (1.78)
                                    =========    =========    =========    =========    =========    =========
    Diluted                         $    0.13    $    1.27    $    1.34    $    1.00    $   (2.89)   $   (1.78)
                                    =========    =========    =========    =========    =========    =========
Dividends per share                 $    --      $    --      $    --      $    --      $    --      $    0.40
                                    =========    =========    =========    =========    =========    =========
Weighted average shares
  outstanding:
    Basic                              16,205       16,379       16,094       16,085       16,085       16,087
                                    =========    =========    =========    =========    =========    =========
    Diluted                            16,469       16,940       16,329       16,227       16,085       16,087
                                    =========    =========    =========    =========    =========    =========

OTHER FINANCIAL DATA
(Dollars in thousands except per share amounts)

                                                                              December 31,
                                             --------------------------------------------------------------------------------
                                                   1998            1997            1996            1995             1994
                                             ---------------  --------------  --------------  ---------------  --------------
Working capital                              $      136,995   $     147,205    $    134,628    $     106,284    $    151,128
Plant and equipment, net                             75,906          85,376          92,649           90,813         119,491
Total assets                                        437,451         443,322         451,559          425,827         612,195
Debt due within one year (5)                            155           7,890           7,901           28,894         117,114
Long-term debt (6)                                   10,384          24,158          40,898           46,533          63,233
Stockholders' equity                                271,478         281,744         256,316          230,242         277,500
Equity per share                                      17.15           17.11           15.81            14.31           17.24
Capital expenditures                                 38,404          17,677          26,507           19,872          35,396


(1) Excluding the effect of the restructuring charge, 1998 net income would have totaled $15,969, or $0.97 per diluted share.

(2) Includes the operations of The Ink Group Companies since July 3, 1998, the date of acquisition, and The Paper Factory of Wisconsin, Inc. through August 31, 1998, the date of divestiture.

(3) Includes the operations of Gibson de Mexico S.A. de C.V. through September 1, 1996, the date of liquidation.

(4) Gives effect to the sale of Cleo, Inc. as if it had occurred as of January 1, 1995 after giving effect to certain pro forma adjustments.

(5) Includes the current portion of long-term debt at December 31, which consisted of $155 in 1998, $7,890 in 1997, $7,901 in 1996, $9,894 in
         1995 and $11,164 in 1994.

(6) Excludes $12,040 in capitalized lease obligation at December 31, 1998, which is included in other liabilities as part of the Company's restructuring reserve.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Gibson Greetings, Inc. (the Company) operates in a highly competitive industry dominated by two companies. The Company's mass-merchandiser customer base, which typically operates on low margins, is particularly susceptible to financial constraints and to offers of more favorable terms from competitors of the Company which have significantly greater financial resources. As a result, the Company has, for some time, faced strong competitive pressures with regard to both price and terms of sale. It is expected that these pressures will continue.

On July 3, 1998, the Company acquired a majority interest in The Ink Group Companies (The Ink Group), a leading publisher of alternative cards, calendars, address books and diaries based in Sydney, Australia, with additional operations in New Zealand and the United Kingdom, for $1.0 million and an agreement to provide operating loans. The Company acquired 60% ownership of The Ink Group's operating companies in Australia and New Zealand and 100% ownership of its operating company in the United Kingdom.

On August 31, 1998, the Company sold The Paper Factory of Wisconsin, Inc. (The Paper Factory) to PFW Acquisition Corp. for $36.2 million, which approximated the Company's investment. The Paper Factory operated retail stores under the names of The Paper Factory, Greetings 'n More and Great Party, which were located primarily in manufacturers' outlet shopping centers.

RESTRUCTURING CHARGE

During 1998, the Company recorded asset write-downs and other charges of $26.1 million in connection with a restructuring plan (the Plan) announced March 31, 1998 under which the Company has outsourced its principal manufacturing operations formerly performed at its Cincinnati, Ohio headquarters. The costs related to the Plan, which were recognized as a separate component of operating expenses in the first quarter of 1998, included approximately $17.1 million related to the facility, $5.8 million related to involuntary severance of approximately 480 employees and $3.2 million in other costs.

The facility costs of $17.1 million include an adjustment of $13.0 million to write off the capitalized lease asset, leasehold improvements and certain machinery and equipment (included in plant and equipment) associated with the Cincinnati operations, and a reserve of $4.1 million included in other liabilities representing the amount by which total future lease commitments and related operating costs of the Cincinnati facility exceed the recorded lease obligation and estimated sublease income over the remaining term of the lease. The recorded lease obligation of $12.0 million, representing the portion of the capital lease obligation associated with the Cincinnati facility, has been reclassified from debt to other liabilities (see Notes 7 and 10 of Notes to Consolidated Financial Statements set forth in Item 8 below). Involuntary employee severance costs and other costs are included in other current liabilities.

As of December 31, 1998, the Company had completed the outsourcing of manufacturing operations and had eliminated approximately 400 employee positions. Activity related to the restructuring charge for the year ended December 31, 1998, was as follows (in millions):

Provision for asset write-downs and other charges   $26.1
Reclassification of capital lease obligation from
  debt to other liabilities                          12.0
                                                    -----
                                                     38.1
Less usage:
  Non-cash write-downs                               14.2
  Payment of termination benefits                     3.4
  Other payments                                      1.3
                                                    -----
Balance remaining at December 31, 1998              $19.2
                                                    =====


The termination of employees in connection with the Plan resulted in a curtailment of a defined benefit pension plan, and a curtailment gain of $3.0 million before income taxes was recognized as a restructuring gain in the third quarter of 1998 (see Note 11 of Notes to Consolidated Financial Statements set forth in Item 8 below), resulting in a net pretax restructuring charge for the year of $23.1 million.

MANAGEMENT INFORMATION SYSTEMS UPGRADE

The Company is also in the process of investing $30 - $35 million to implement a major management information systems plan to replace core business applications which support sales and customer services, procurement and manufacturing, distribution and finance with Enterprise Resource Planning (ERP) software. While the primary purpose of the ERP software is to add functionality and efficiency to the Company's business processes, installation of the software is also expected to address Year 2000 issues associated with the software being replaced.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Income before income taxes totaled $4.6 million in 1998 compared to $36.3 million in 1997. Net income was $2.2 million, or $0.13 per diluted share, in 1998 compared to $21.6 million, or $1.27 per diluted share, in 1997. Excluding the restructuring charge, 1998 income before income taxes totaled $27.6 million and net income was $16.0 million, or $0.97 per diluted share.

Revenues increased 2.7% to $408.5 million compared to $397.7 million in 1997, reflecting increased revenues at the Company's Card Division and Gibson Greetings International Limited (Gibson International), as well as the mid-year acquisition of The Ink Group. The increased revenues at the Card Division reflect an approximate $47 million increase in sales from Silly Slammers, the Company's talking beanbag toy, partially offset by lower everyday greeting card sales due to the loss of certain customers. These increases were also partially offset by the decreased revenues resulting from the Company's August 31, 1998 sale of The Paper Factory. Sales for The Paper Factory for the eight-month period in 1998 were $46.6 million, while sales totaled $86.1 million for full-year 1997. Returns and allowances were 18.1% in 1998 compared to 18.3% in 1997 resulting from a decline in customer allowances being partially offset by an increase in everyday returns; seasonal returns remained unchanged as a percentage of sales. Consistent with general industry practice, the Company allows customers to return for credit certain everyday and seasonal greeting cards. Also, consistent with general industry practice, the Company enters into long-term sales agreements with certain retailers, some of which include advance payments or allowances.

Excluding the $23.1 million restructuring charge, total operating expenses were $382.4 million or 93.6% of total revenues in 1998 compared to $361.8 million or 91.0% in 1997. Cost of products sold was 44.0% of total revenues in 1998 compared to 40.2% in 1997. The increase was largely attributable to a shift in the Card Division's product mix toward items with higher product costs, most notably Silly Slammers. The increase in the cost of products sold percentage also reflects the costs associated with improved quality, new designs and increased attributes of the Company's greeting cards. Selling, distribution and administrative expenses were 49.6% of total revenues in 1998 compared to 50.8% in 1997. The 1998 decline, as a percentage of total revenues, reflects an approximate $4.0 million positive fourth quarter effect of settling certain litigation, which is comparable to a positive effect of approximately $2.7 million relating to the resolution of certain contract issues with a former customer in the fourth quarter of 1997. This positive effect was partially offset by increased distribution costs and selling and marketing expenses, which reflect advertising and air freight expenses related to Silly Slammers.

In 1998, the Company recorded net interest income of $1.5 million compared to $0.3 million in 1997. This change reflects decreased interest expense resulting from the mid-year retirement of the senior notes.

The effective income tax rate for 1998 was 52.1% compared to 40.5% in 1997. This increase was largely attributable to the impact of nondeductible goodwill amortization.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Income before income taxes was $36.3 million in 1997 compared to $33.1 million in 1996. Net income was $21.6 million, or $1.27 per diluted share, in 1997 compared to $22.0 million, or $1.34 per diluted share, in 1996. The net effect of the liquidation of Gibson de Mexico S.A. de C.V. (Gibson de Mexico), a former majority-owned subsidiary, was to increase net income in 1996 by $1.6 million, or $.10 per diluted share.

Revenues increased 1.9% to $397.7 million compared to $390.2 million in 1996. The increase was attributable to increased revenues at The Paper Factory and Gibson International. Domestic greeting card shipments at the Company's Card Division were down for 1997 reflecting a volume decline due to the loss of certain customers partially offset by lower returns and allowances. Returns and allowances were 18.3% in 1997 compared to 19.8% in 1996. The decline reflected decreases in everyday and seasonal returns, and in customer allowances as a percentage of sales.

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

In 1997, the Company recorded net interest income of $0.3 million compared to net interest expense of $5.5 million in 1996. The change was due to an increase in interest income from higher invested cash balances and a decrease in interest expense due to lower interest-bearing obligations.

The effective income tax rate for 1997 was 40.5% compared to the effective income tax rate for 1996, excluding the pretax charge of $2.1 million and related income tax benefit of $3.7 million on the liquidation of Gibson de Mexico, of 42.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in the Company's operating activities totaled $41.6 million in 1998 compared to cash provided by operating activities of $50.2 million in 1997 and $107.2 million in 1996. The decrease in 1998 was primarily due to the decrease in net income, in conjunction with changes in operating assets and liabilities - most notably the use of cash related to the increase in trade receivables and inventories during 1998, as opposed to cash provided by such items in 1997. The increase in trade receivables reflected a higher level of shipments concentrated late in the fourth quarter of 1998 and an increase in past due trade receivables at the Company's Card Division, which resulted primarily from the effect of higher seasonal product sales made with net payment terms. The growth of the Company's international operations also contributed to the increase in trade receivables. The increase in inventories was primarily due to the addition of the Company's Silly Slammers product line and the transition to outsourced manufacturing, which also resulted in an increase in the Company's accounts payable at December 31, 1998. The 1997 decrease in cash provided by operations resulted primarily from the use of cash for other assets including customer sales agreements, the reduction of other current liabilities and the payment of income taxes, as opposed to the receipt of income tax refunds in 1996.

Cash used in investing activities for plant and equipment purchases totaled $38.4 million in 1998 compared to $17.7 million and $26.5 million in 1997 and 1996, respectively. Increased capital spending in 1998 reflects expenditures related to the Company's project to replace numerous of its existing management information systems applications with new ERP software and increased display fixture purchases by the Company's Card Division. During 1998, cash was also used to acquire The Ink Group ($1.0 million) and make additional investments in E-greetings Network ($2.7 million), a company formerly known as The Virtual Mall, Inc. which provides digital greetings through the Internet. The effects of these 1998 uses of cash for investing activities were largely offset by the receipt of $36.2 million from the sale of The Paper Factory. The reduced levels of capital spending in 1997 compared to 1996 resulted from lower expenditures for manufacturing and distribution equipment at the Company's Card Division and a lower level of new store openings and store remodelings at The Paper Factory. Cash used in investing activities in 1997 also included the initial investment of $4.1 million in E-greetings Network, while 1996 included collection of a note receivable of $24.6 million for the 1995 sale of Cleo, Inc. (Cleo), a former wholly-owned subsidiary.

Cash used in financing activities in 1998 totaled $24.5 million compared to $12.8 million in 1997 and $25.2 million in 1996. During 1998, the Company paid the $11.4 million principal balance remaining on its senior notes. This payment consisted of the $7.1 million principal amount scheduled to be paid under the senior note agreement, along with a $4.3 million prepayment of principal, without premium. In addition, the Company continued its stock repurchase program during 1998, acquiring common stock for a total cost of $14.6 million, as compared to $1.4 million in 1997. Payments on the Company's senior note obligations totaled $14.2 million in 1997 and also included both regularly scheduled and advance payments. The 1996 decrease in short-term borrowings resulted from collection of the note receivable from the sale of Cleo and from improved cash flows from operations, eliminating the need for short-term financing.

Management will seek to extend the existing revolving credit facility due to expire in late April 1999, and believes that it will be successful in obtaining such extension. When consummated, management expects that the facility will have a duration of 364 days and will provide for borrowings in an amount adequate for the Company's needs over the term of the facility.

Capital expenditures for 1999 are expected to be $5 - $10 million higher than the 1998 level. Included in projected 1999 capital expenditures is $20 - $25 million related to the Company's ERP project.

Management believes that its existing cash, and cash flows from operations and credit sources, will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing sales agreements, all of which total approximately $6.4
- $19.2 million per year for the next five years, as well as for financing existing operations, currently projected capital expenditures including those for information systems, anticipated long-term sales agreements consistent with industry practices and other contingencies.

YEAR 2000 READINESS

The Year 2000 problem is the result of two potential malfunctions that could have an impact on the Company's systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises where embedded microchips and micro-controllers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computer programs and building infrastructure components (e.g., telecommunications, alarm and HVAC systems) that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures or equipment malfunctions that could result in a disruption of business operations (such as billing and collection, tracking inventory, maintaining product supply flow and shipping product).

In general, the Company's Year 2000 project consists of four phases - assessment, remediation, validation and implementation - and is categorized into the following four divisions:

         INFORMATION TECHNOLOGY (IT) - software essential for day-to-day operations (including both internally developed and third-party software).

         IT INFRASTRUCTURE - mainframe, network, telecommunications interfaces and self-contained operating systems.

         NON-IT INFRASTRUCTURE - telecommunications equipment, elevators, public safety equipment (e.g., security and fire) and HVAC systems.

         THIRD-PARTY BUSINESS PARTNERS AND INTERMEDIARIES - business partners, including foreign entities, on which the Company relies for manufacturing, supply and shipping of its products, and customers to whom the Company sells its products.

As discussed above, the Company is in the process of investing $30 - $35 million to implement a major management information systems plan to replace certain core business applications with ERP software. The installation of the ERP software is expected to also address Year 2000 issues associated with the software being replaced, with substantially all such Year 2000 issues being satisfactorily addressed prior to the end of 1999 despite the ERP project being expected to extend beyond this date. The Company is also in the process of upgrading software systems not addressed by the ERP project to correct potential problems associated with the Year 2000. Given the material importance of the Company's relationships with third-party business partners to its day-to-day business processes, in addition to addressing the software and infrastructure issues, the Company is continuing the process of contacting third-party business partners in an effort to obtain the information necessary to address Year 2000 issues.

The Company anticipates completing, in all material respects, its entire Year 2000 project by the end of the 1999 third quarter, and its efforts are currently on schedule. As of December 31, 1998, expenditures for the ERP project totaled $10.8 million, of which $1.5 million was expensed in 1998 and $9.3 million was capitalized. The Company estimates it will spend approximately $2 - $2.5 million, in total, on Year 2000 software upgrades not related to the ERP project. As of December 31, 1998, the Company had spent an estimated $1.2 million on such upgrades.

From a forward-looking perspective, the extent and magnitude of the Year 2000 problem, as it will affect the Company both before and for some period after January 1, 2000, are difficult to predict or quantify. The Company intends to develop contingency plans in the event of disruptions related to Year 2000, including identifying alternative sources of products and services currently provided by various third parties. While the Company presently believes that the timely completion of its Year 2000 efforts will limit exposure so that the Year 2000 will not pose material operational problems, the Company has not received assurances that all third parties on which it relies will be compliant. Additionally, if Year 2000 modifications or upgrades are not accomplished in a timely manner or proper contingency plans are not implemented, the Company's Year 2000 related failures could have a material adverse impact on operations.

The costs and completion dates of the Company's Year 2000 efforts are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the ability of the Company's significant suppliers, customers and others with which it conducts business to identify and resolve their own Year 2000 issues.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains and losses depends on the intended use of the derivative and the resulting designation. This statement is effective for the Company in the first quarter of its year ending December 31, 2000. Although the Company has not yet fully evaluated the effects of SFAS No. 133 on its consolidated financial statements, its adoption is not expected to have a material impact.

OTHER INFORMATION

Except for the historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties. There are numerous important factors that could adversely affect the Company, including but not limited to competitive pressures with regard to price and terms of sale, loss of or unforeseen financial difficulties of significant customers, lack of market acceptance of the Company's products and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Because of these, as well as other factors, historical information should not be relied upon as an indicator of future financial performance.

For additional financial information, see Consolidated Financial Statements and Notes to Consolidated Financial Statements set forth in Item 8 below.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In light of the Company's reduced level of outstanding debt ($2.6 million at December 31, 1998, excluding capitalized lease obligations) and the variable rate nature of the majority of such debt, the Company's market risk related to fluctuations in interest rates is minimal. Therefore, the Company's market risk is primarily related to fluctuations in foreign currency exchange rates arising from its transactions with international customers and subsidiary operations in the United Kingdom, Australia and New Zealand. During 1998, approximately $45.3 million, or 11%, of the Company's net sales were to foreign-located customers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GIBSON GREETINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands except per share amounts)

                                                                1998         1997         1996
                                                              ---------    ---------    ---------
REVENUES:
     Net sales                                                $ 407,933    $ 397,115    $ 389,421
     Royalty income                                                 597          602          825
                                                              ---------    ---------    ---------
              Total revenues                                    408,530      397,717      390,246
                                                              ---------    ---------    ---------
COSTS AND EXPENSES:
     Operating expenses:
          Cost of products sold                                 179,903      159,648      152,229
          Selling, distribution and administrative expenses     202,466      202,109      199,490
          Restructuring charge, net                              23,055         --           --
                                                              ---------    ---------    ---------
              Total operating expenses                          405,424      361,757      351,719
                                                              ---------    ---------    ---------
OPERATING INCOME                                                  3,106       35,960       38,527
                                                              ---------    ---------    ---------
     Financing expenses:
          Interest expense                                        3,410        5,432        8,822
          Interest income                                        (4,864)      (5,776)      (3,364)
                                                              ---------    ---------    ---------
              Total financing expenses, net                      (1,454)        (344)       5,458
                                                              ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                                        4,560       36,304       33,069
     Income tax provision                                         2,377       14,706       11,107
                                                              ---------    ---------    ---------
NET INCOME                                                    $   2,183    $  21,598    $  21,962
                                                              =========    =========    =========
NET INCOME PER SHARE:
     Basic                                                    $    0.13    $    1.32    $    1.36
                                                              =========    =========    =========
     Diluted                                                  $    0.13    $    1.27    $    1.34
                                                              =========    =========    =========




See accompanying notes to consolidated financial statements.

GIBSON GREETINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997
(Dollars in thousands except per share amounts)



                                                                                  1998       1997
                                                                                --------   --------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $ 44,267   $114,267
     Trade receivables, net                                                       71,438     30,325
     Inventories                                                                  84,489     59,424
     Prepaid expenses                                                              4,958      4,435
     Deferred income taxes                                                        39,897     41,399
                                                                                --------   --------
                    Total current assets                                         245,049    249,850
PLANT AND EQUIPMENT, NET                                                          75,906     85,376
DEFERRED INCOME TAXES                                                             28,445     18,524
OTHER ASSETS, NET                                                                 88,051     89,572
                                                                                --------   --------
                                                                                $437,451   $443,322
                                                                                ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Debt due within one year                                                   $    155   $  7,890
     Accounts payable                                                             32,990     11,810
     Income taxes payable                                                         13,415     14,502
     Other current liabilities                                                    61,494     68,443
                                                                                --------   --------
                    Total current liabilities                                    108,054    102,645
LONG-TERM DEBT                                                                    10,384     24,158
OTHER LIABILITIES                                                                 47,535     34,775
                                                                                --------   --------
                    Total liabilities                                            165,973    161,578
                                                                                --------   --------
COMMITMENTS AND CONTINGENCIES (NOTES 13 AND 14)

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $1.00; 5,300,000 shares
              authorized, none issued                                               --         --
     Common stock, par value $.01; 50,000,000 shares authorized,
             17,123,498 and 17,023,306 shares issued, respectively                   171        170
     Paid-in capital                                                              54,926     52,872
     Retained earnings                                                           237,536    235,353
     Accumulated other comprehensive income                                          844        733
                                                                                --------   --------
                                                                                 293,477    289,128
     Less treasury stock, at cost, 1,291,601 and 556,601 shares, respectively     21,999      7,384
                                                                                --------   --------
                    Total stockholders' equity                                   271,478    281,744
                                                                                --------   --------
                                                                                $437,451   $443,322
                                                                                ========   ========



See accompanying notes to consolidated financial statements.

GIBSON GREETINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands)

                                                                     1998         1997         1996
                                                                   ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $   2,183    $  21,598    $  21,962
                                                                   ---------    ---------    ---------
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
           Depreciation including write-down of display fixtures      22,120       22,948       22,774
           Impairment of plant and equipment                          12,967         --           --
           (Gain) loss on disposal of plant and equipment              1,091        1,339         (123)
           Deferred income taxes                                      (9,577)       1,267       (1,434)
           Amortization of deferred costs and goodwill                22,903       22,206       24,121
           Change in assets and liabilities, net of effects of
             acquistion and divestiture:
               Trade receivables, net                                (39,807)      12,098        4,197
               Inventories                                           (39,462)       5,645        3,234
               Income taxes receivable                                  --           --         10,698
               Prepaid expenses                                       (2,027)      (1,477)       1,096
               Other assets, net of amortization                     (23,453)     (18,519)      (7,782)
               Accounts payable                                       19,585       (1,610)       5,425
               Income taxes payable                                   (1,221)      (1,314)      15,816
               Other current liabilities                              (7,757)     (12,995)       9,796
               Other liabilities                                         720         (995)      (4,751)
           All other, net                                                163           44        2,218
                                                                   ---------    ---------    ---------
                     Total adjustments                               (43,755)      28,637       85,285
                                                                   ---------    ---------    ---------
             NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     (41,572)      50,235      107,247
                                                                   ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of plant and equipment                                 (38,404)     (17,677)     (26,507)
     Proceeds from sale of plant and equipment                         1,987          481        2,480
     Investment in E-greetings Network                                (2,700)      (4,144)        --
     Acquisition of The Ink Group Companies                           (1,000)        --           --
     Proceeds from sale of The Paper Factory of Wisconsin, Inc.       36,216         --           --
     Collection of note receivable from sale of Cleo, Inc.              --           --         24,574
                                                                   ---------    ---------    ---------
             NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (3,901)     (21,340)         547
                                                                   ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in short-term borrowings                              --           --        (19,000)
     Payments on long-term debt, net                                 (11,967)     (16,751)      (7,628)
     Issuance of common stock                                          2,055        5,401        1,434
     Acquisition of common stock for treasury                        (14,615)      (1,433)        --
                                                                   ---------    ---------    ---------
             NET CASH USED IN FINANCING ACTIVITIES                   (24,527)     (12,783)     (25,194)
                                                                   ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (70,000)      16,112       82,600
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       114,267       98,155       15,555
                                                                   ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  44,267    $ 114,267    $  98,155
                                                                   =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid (received) during the year for:
        Interest                                                   $   2,019    $   2,537    $   3,455
        Income taxes                                                  12,222       14,753      (13,973)





See accompanying notes to consolidated financial statements.

GIBSON GREETINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands)

                                                                        ACCUMULATED
                                                                           OTHER                         TOTAL           TOTAL
                                COMMON     PAID-IN       RETAINED      COMPREHENSIVE     TREASURY     STOCKHOLDERS'  COMPREHENSIVE
                                STOCK      CAPITAL       EARNINGS          INCOME          STOCK         EQUITY          INCOME
                               ----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995   $    166     $ 46,041      $ 191,793      $   (1,807)    $  (5,951)     $230,242
                               --------     --------      ---------      ----------     ---------      --------
Net income                                                   21,962                                      21,962        $  21,962
Other comprehensive income -
  currency translation, net                                                   2,678                       2,678            2,678
Exercise of stock options             1        1,433                                                      1,434
                               --------     --------      ---------      ----------     ---------      --------        ---------
BALANCE AT DECEMBER 31, 1996        167       47,474        213,755             871        (5,951)      256,316        $  24,640
                               --------     --------      ---------      ----------     ---------      --------        =========
Net income                                                   21,598                                      21,598        $  21,598
Other comprehensive income -
  currency translation, net                                                    (138)                       (138)            (138)
Exercise of stock options             3        5,398                                                      5,401
Purchase of treasury stock                                                                 (1,433)       (1,433)
                               --------     --------      ---------      ----------     ---------      --------        ---------
BALANCE AT DECEMBER 31, 1997        170       52,872        235,353             733        (7,384)      281,744        $  21,460
                               --------     --------      ---------      ----------     ---------      --------        =========
Net income                                                    2,183                                       2,183        $   2,183
Other comprehensive income -
  currency translation, net                                                     111                         111              111
Exercise of stock options             1        2,054                                                      2,055
Purchase of treasury stock                                                                (14,615)      (14,615)
                               --------     --------      ---------      ----------     ---------      --------        ---------
BALANCE AT DECEMBER 31, 1998   $    171     $ 54,926      $ 237,536      $      844     $ (21,999)     $271,478        $   2,294
                               ========     ========      =========      ==========     =========      ========        =========


See accompanying notes to consolidated financial statements.

GIBSON GREETINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands except per share amounts)


NOTE 1-NATURE OF BUSINESS AND STATEMENT OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Gibson Greetings, Inc. and its wholly-owned and majority-owned subsidiaries (the Company). All material intercompany transactions have been eliminated.

NATURE OF BUSINESS
The Company operates in a single industry segment: the design and sale of greeting cards, paper partywares, gift wrap and related specialty relationship-fostering products. The Company sells to customers in several channels of the retail trade principally located in the United States. The Company conducts business based upon periodic credit evaluations of its customers' financial condition and generally does not require collateral. Sales are recognized at the time of shipment from the Company's facilities. Provisions for sales returns are recorded at the time of the sale, based upon current conditions and the Company's historic experience.

Consistent with general industry practice, the Company has entered into long-term sales agreements with certain retailers. These sales agreements typically have terms ranging from three to five years, and generally specify a minimum sales volume commitment. In certain of these sales agreements, negotiated cash payments or credits constitute advance discounts against future sales. These payments are capitalized and amortized over the initial term of the sales agreement. In the event of default by a retailer, such as bankruptcy or liquidation, a sales agreement may be deemed impaired and unamortized amounts may be charged against operations immediately following the default. Business risk is also inherent in the Company's industry due to the salability of products being dependent upon the ability to anticipate and respond promptly to changing trends and consumer tastes. Certain of the Company's product lines are particularly susceptible to these risks. However, management believes that business risks are somewhat mitigated by the diversity of the Company's products and distribution channels and by the geographic location of its customers.

Through August 1998, The Paper Factory of Wisconsin, Inc. (The Paper Factory) was a wholly-owned subsidiary of the Company (see Note 15) which operated retail stores located primarily in manufacturers' outlet shopping centers. The Paper Factory offered broad product assortments of nationally recognized brand gift wrap, greeting cards, paper decorations, wedding supplies and other paper products.

During 1996, in view of the poor economic conditions and devaluation of the peso in Mexico, the Company liquidated its investment in Gibson de Mexico S.A. de C.V. (Gibson de Mexico), a majority-owned subsidiary, resulting in a loss on liquidation of $2,107 and an income tax benefit of $3,673 for a net increase in net income of $1,566, or $.10 per diluted share.

During the years ended December 31, 1998, 1997 and 1996, Winn-Dixie Stores, Inc. accounted for approximately 13%, 15% and 16% of net sales, respectively, and the geographic distribution of the Company's net sales, based upon customer location, was as follows:

                                   1998             1997              1996
                               ------------    -------------     -------------
United States                  $    362,625    $     370,581     $     367,133
United Kingdom                       32,219           21,043            16,493
Other foreign countries              13,089            5,491             5,795
                               ------------    -------------     -------------
                               $    407,933    $     397,115     $     389,421
                               ============    =============     =============


INTERNATIONAL OPERATIONS
International operations are conducted by the Company's subsidiaries Gibson Greetings International Limited (Gibson International) and The Ink Group Companies (The Ink Group) (see Note 15). Gibson International markets the Company's products primarily in the United Kingdom and other European countries, and The Ink Group is a leading publisher of alternative cards, calendars, address books and diaries in Australia, with additional operations in New Zealand and the United Kingdom. The minority stockholders of Gibson International are principal officers of Gibson International. The minority stockholders of The Ink Group's operations in Australia and New Zealand are principal officers of The Ink Group.

The assets and liabilities of the international operations are translated at the exchange rates in effect as of the balance sheet date and results of operations are translated at average exchange rates prevailing during the period. Translation adjustments are recorded within the accumulated other comprehensive income component of stockholders' equity.

The Company's foreign-located long-lived assets at December 31, 1998, 1997 and 1996 were not material to the consolidated total of such assets.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents are stated at cost. Cash equivalents include time deposits, money market instruments and short-term debt obligations with original maturities of three months or less. The carrying amount approximates fair value because of the short maturity of these instruments.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market.

PLANT AND EQUIPMENT
Plant and equipment are stated at cost. Plant and equipment, except for leasehold improvements, are depreciated over their related estimated useful lives, using the straight-line method. Generally, buildings are depreciated over 40 years; machinery and equipment are depreciated over three to 11 years; and display fixtures are depreciated over three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases (see Note 13), using the straight-line method. Expenditures for maintenance and repairs are charged to operations in the period incurred; renewals and betterments are capitalized.

OTHER ASSETS
Other assets include deferred and prepaid costs, investments and goodwill. Deferred and prepaid costs principally represent costs incurred relating to long-term customer sales agreements. Deferred and prepaid costs are amortized ratably over the terms of the agreements, generally three to five years.

Investments consist of assets held in grantor tax trusts, known as "Rabbi" trusts, for certain of the Company's retirement plans, and investments in E-greetings Network (formerly The Virtual Mall, Inc.), a pioneer in providing digital greetings through the Internet. Assets held in Rabbi trusts, which are recorded at fair value, are subject to claims of the Company's creditors, but otherwise must be used only for purposes of providing benefits under the retirement plans. The Company owns less than 20% of E-greetings Network and does not have significant influence over the entity; accordingly, the investments are recorded at cost. The market value of investments in E-greetings Network is not readily determinable.

Goodwill, which represents the excess of cost over fair value of net assets acquired, relates to The Ink Group as of December 31, 1998 and The Paper Factory as of December 31, 1997. Goodwill is amortized over 20 years, using the straight-line method. Accumulated goodwill amortization at December 31, 1998 and 1997 was $280 and $5,995, respectively. The realizability of goodwill is evaluated periodically as events or circumstances indicate a possible inability to recover its carrying amount.

ACCOUNTING FOR LONG-LIVED ASSETS
Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In connection with the Company's 1998 restructuring plan, the carrying values of certain plant and equipment were written-down to their estimated future cash flows (see Note 2). During 1996, the carrying value of certain long-term sales agreements and related display fixtures exceeded the fair value of the assets based on current and estimated future cash flows. The effect on the 1996 results was not material.

INCOME TAXES
Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws.

FINANCIAL INSTRUMENTS
The Company's financial instruments consist primarily of investments in cash and cash equivalents, trade receivables and certain other assets, including long-term customer sales agreements and investments, as well as obligations under accounts payable, long-term debt and liabilities for payments on sales agreements. The carrying values of these financial instruments, with the exception of long-term debt (see Note 7), approximate fair value.

COMPUTATION OF NET INCOME PER SHARE
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the years ended December 31, 1998, 1997 and 1996. There are no adjustments to net income for the basic or diluted earnings per share (EPS) computations.

                                                                               1998              1997             1996
                                                                          -------------     -------------    --------------
Basic weighted average shares outstanding                                    16,205,383        16,379,250        16,094,381
Effect of dilutive securities - stock options
   held by employees                                                            263,803           560,791           235,118
                                                                          -------------     -------------    --------------
Diluted weighted average shares outstanding                                  16,469,186        16,940,041        16,329,499
                                                                          =============     =============    ==============

Options to purchase 815,898, 91,014 and 372,082 shares for the years ended December 31, 1998, 1997 and 1996, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

STOCK OPTIONS
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for its stock option plans. See Note 12 for discussion of stock options and the disclosures required by SFAS No. 123.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
During 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which was issued by the Financial Accounting Standards Board
(FASB) in February 1998. SFAS No. 132 establishes revised disclosure standards for defined benefit pension and postretirement plans such as those the Company maintains. Given that the requirements of SFAS No. 132 relate only to disclosure (see Note 11), its adoption did not have a significant impact on the Company.

In addition, effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which was issued by the FASB in June 1997. Comprehensive income is defined therein as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. The Company's comprehensive income is composed of net income and foreign currency translation adjustments, net of income taxes, for all years presented.

Effective January 1, 1998, the Company also adopted American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), issued by the AICPA's Accounting Standards Executive Committee in March 1998. SOP 98-1 specifies the costs to be capitalized in connection with obtaining or developing computer software to be used solely to meet the Company's internal needs. At December 31, 1998, the Company's plant and equipment includes costs to upgrade or replace its existing management information systems of $9,270. Given that the Company's management information systems expenditures which would qualify for capitalization under SOP 98-1 were not material in 1997 and 1996, the adoption of SOP 98-1 did not significantly affect the comparability of results for the years presented.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains and losses depends on the intended use of the derivative and the resulting designation. This statement is effective for the Company in the first quarter of its year ending December 31, 2000. Although the Company has not fully evaluated the effects of SFAS No. 133 on its consolidated financial statements, its adoption is not expected to have a significant impact.

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

RECLASSIFICATIONS
Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.


NOTE 2-RESTRUCTURING AND NON-RECURRING ITEMS
During 1998, the Company recorded asset write-downs and other charges of $26,100 in connection with a restructuring plan (the Plan) announced March 31, 1998 under which the Company has outsourced its principal manufacturing operations, formerly performed at its Cincinnati, Ohio headquarters. The costs related to the Plan, which were recognized as a separate component of operating expenses in the first quarter of 1998, included approximately $17,100 related to the facility, $5,800 related to involuntary severance of approximately 480 employees and $3,200 in other costs.

The facility costs of $17,100 include an adjustment of $12,967 to write off the capitalized lease asset, leasehold improvements and certain machinery and equipment (included in plant and equipment) associated with the Cincinnati operations, and a reserve of $4,133 included in other liabilities representing the amount by which total future lease commitments and related operating costs of the Cincinnati facility exceed the recorded lease obligation and estimated sublease income over the remaining term of the lease. The recorded lease obligation of $12,040, representing the portion of the capital lease obligation associated with the Cincinnati facility, has been reclassified from debt to other liabilities (see Notes 7 and 10). Involuntary employee severance costs and other costs are included in other current liabilities.

As of December 31, 1998, the Company had completed the outsourcing of manufacturing operations and had eliminated approximately 400 employee positions. Activity related to the restructuring charge for the year ended December 31, 1998, was as follows:

Provision for asset write-downs and other charges        $  26,100
Reclassification of capital lease obligation from
  debt to other liabilities                                 12,040
                                                         ---------
                                                            38,140
Less usage:
  Non-cash write-downs                                      14,167
  Payment of termination benefits                            3,421
  Other payments                                             1,356
                                                         ---------
Balance remaining at December 31, 1998                   $  19,196
                                                         =========

The termination of employees in connection with the Plan resulted in a curtailment of a defined benefit pension plan, and a curtailment gain of $3,045 before income taxes was recognized as a restructuring gain in the third quarter of 1998 (see Note 11), resulting in a net pretax restructuring charge of $23,055.

The 1998 fourth quarter results include a positive effect of approximately $4,000 before income taxes resulting from the settlement of certain litigation matters, which is comparable to a positive effect of approximately $2,700 before income taxes relating to the resolution of certain contract issues with a former customer in the fourth quarter of 1997.

NOTE 3-TRADE RECEIVABLES
Trade receivables at December 31, 1998 and 1997, consisted of the following:

                                                                               1998              1997
                                                                          --------------    ------------
Trade receivables                                                         $     128,136     $    85,537
Less reserves for returns, allowances, cash discounts
    and doubtful accounts                                                        56,698          55,212
                                                                          -------------     -----------
                                                                          $      71,438     $    30,325
                                                                          =============     ===========

NOTE 4-INVENTORIES
Inventories at December 31, 1998 and 1997, consisted of the following:

                                                                              1998              1997
                                                                          ------------      -----------

Finished goods                                                            $     54,523      $    43,098
Work-in-process                                                                 27,498           10,082
Raw materials and supplies                                                       2,468            6,244
                                                                          ------------      -----------
                                                                          $     84,489      $    59,424
                                                                          ============      ===========

NOTE 5-PLANT AND EQUIPMENT
Plant and equipment at December 31, 1998 and 1997, consisted of the following:

                                                                              1998             1997
                                                                          -------------    -------------
Land and buildings                                                        $     20,593     $     32,074
Machinery and equipment                                                         26,924           53,386
Display fixtures                                                                88,614           83,899
Leasehold improvements                                                           2,829           12,047
Construction in progress                                                        14,600            1,217
                                                                          ------------     ------------
                                                                               153,560          182,623
Less accumulated depreciation                                                   77,654           97,247
                                                                          ------------     ------------
                                                                          $     75,906     $     85,376
                                                                          ============     ============

At December 31, 1998 and 1997, land and buildings include assets acquired under capital lease obligations of $7,654 and $19,135, respectively, net of the restructuring charge discussed in Note 2. Accumulated depreciation on such assets totals $1,323 and $2,249 at December 31, 1998 and 1997, respectively.


NOTE 6-OTHER ASSETS
Other assets at December 31, 1998 and 1997, consisted of the following:

                                                                               1998              1997
                                                                          --------------    -------------

Deferred and prepaid costs                                                $     140,476     $    123,378
Investments                                                                      12,205            9,273
Goodwill                                                                         10,495           26,160
Other                                                                             6,900                -
                                                                          -------------     ------------
                                                                                170,076          158,811
Less accumulated amortization                                                    82,025           69,239
                                                                          -------------     ------------
                                                                          $      88,051     $     89,572
                                                                          =============     ============

NOTE 7-DEBT
Under the terms of its Senior Note Agreement, the Company prepaid $4,285 in principal, without premium, on June 1, 1998, in addition to the $7,143 principal amount the Company was required to pay under the Note Agreement. As a result, all Senior Notes have been repaid in their entirety.

Debt at December 31, 1998 and 1997, consisted of the following:

                                                                               1998              1997
                                                                          --------------    --------------
Financing arrangement bearing variable interest (8.20%
     at December 31, 1998)                                                $       2,449     $           -
Senior notes bearing interest at 9.33%, retired on June 1, 1998                       -            11,428
Industrial revenue bonds bearing interest at 9.25%, payable in
    semi-annual installments of $300                                                  -               600
Other notes bearing interest at a weighted average rate of
    5.20%, payable in quarterly installments                                        155               301
                                                                          -------------     -------------
                                                                                  2,604            12,329
Capital lease obligation payable in monthly installments
    through 2013, net of $12,040 included in other liabilities at
    December 31, 1998 (see Note 2)                                                7,935            19,719
                                                                          -------------     -------------
                                                                                 10,539            32,048
Less debt due within one year                                                       155             7,890
                                                                          -------------     -------------
                                                                          $      10,384     $      24,158
                                                                          =============     =============

Effective April 24, 1998, the Company entered into a 364-day revolving credit agreement (Credit Agreement) which provides $30,000 for general corporate purposes, replacing a similar $40,000 facility which expired in April 1998. There were no borrowings outstanding under either facility at December 31, 1998 or 1997. Management believes that it will be able to extend the Credit Agreement for an amount and duration adequate to meet the Company's needs over the term of the facility.

In addition, in November 1998, the Company replaced The Ink Group's existing debt with an Australian-Dollar-denominated multi-option financing arrangement (Financing Arrangement) which is scheduled to expire January 31, 2000. At December 31, 1998, the maximum amount available under the Financing Arrangement ($2,449) was outstanding, with the maximum available amount scheduled to increase approximately $1,575 effective May 1, 1999. Depending upon the financing option elected, borrowings under the Financing Arrangement bear interest at varying rates, which are based upon prevailing lending rates. During 1998, the average interest rates for borrowings under the Financing Arrangement and for the debt which it replaced were 7.87% and 13.25%, respectively. Borrowings under the Financing Arrangement have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

The fair value of the Company's long-term debt (excluding capital lease obligations) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's gross long-term debt approximated its carrying value at December 31, 1998 given the nature of then-outstanding debt, and $12,694 at December 31, 1997.

The Company's debt agreements contain customary covenants and events of default.

At December 31, 1997, the Company had two outstanding interest rate swap positions with a total notional amount of $1,200. These two agreements, with terms similar to the related industrial revenue bonds, were constituted as hedges and effectively reduced the Company's interest rates on the bonds from 9.25% to 6.67% through February 1998. The estimated fair value of these two agreements at December 31, 1997 was $79. No such agreements were in place at December 31, 1998.

NOTE 8-INCOME TAXES
The income tax provision for the years ended December 31, 1998, 1997 and 1996, consisted of the following:

                                                                              1998             1997              1996
                                                                         --------------   ---------------   --------------
Federal:
  Current                                                                $       8,917     $      10,942     $     10,216
  Deferred                                                                     (11,122)            1,038           (1,251)
  Valuation allowance                                                            4,260                 -                -
  Alternative minimum tax credit carryforward                                        -                 -              200
  Deferred investment tax credits, net                                             (64)              (64)             (64)
                                                                         -------------    --------------    -------------
                                                                                 1,991            11,916            9,101
                                                                         -------------    --------------    -------------
State and local:
  Current                                                                        1,952             2,497            2,325
  Deferred                                                                      (2,540)              293             (319)
  Valuation allowance                                                              974                 -                -
                                                                         -------------    --------------    -------------
                                                                                   386             2,790            2,006
                                                                         -------------    --------------    -------------
                                                                         $       2,377     $      14,706     $     11,107
                                                                         =============    ==============    =============

The effective income tax rate for the years ended December 31, 1998, 1997 and 1996, varied from the statutory federal income tax rate as follows:

                                                                              1998             1997              1996
                                                                         --------------   ---------------   --------------
Statutory federal income tax rate                                                 35.0%             35.0%           35.0%
State and local income taxes, net of federal
  income tax benefit                                                               7.5               4.9             3.9
Nondeductible goodwill amortization                                                7.7               1.2             1.5
Liquidation of subsidiary                                                          --                --             (7.4)
Other                                                                              1.9              (0.6)            0.6
                                                                                ------            ------          ------
                                                                                  52.1%             40.5%           33.6%
                                                                                ======            ======          ======


The net deferred taxes at December 31, 1998 and 1997, consisted of the following:

                                                                               1998             1997
                                                                             --------         --------
Current deferred taxes:
  Gross assets                                                                $ 40,126          $ 41,600
  Gross liabilities                                                               (229)             (201)
                                                                              --------          --------
                                                                                39,897            41,399
                                                                              --------          --------
Noncurrent deferred taxes:
  Gross assets                                                                  37,997            25,076
  Valuation allowance                                                           (6,064)             (830)
  Gross liabilities                                                             (3,488)           (5,658)
  Deferred investment tax credits                                                --                  (64)
                                                                              --------          --------
                                                                                28,445            18,524
                                                                              --------          --------
                                                                              $ 68,342          $ 59,923
                                                                              ========          ========

The Company has recorded a valuation allowance with respect to the deferred tax assets as a result of recent capital losses, particularly the tax basis capital loss incurred on the divestiture of The Paper Factory (see Note 15), and uncertainties with respect to the amount of taxable capital gain income which will be generated in future years. Capital losses of $830 will expire in 1999 and $5,234 will expire in 2003.

The tax balances of significant temporary differences representing deferred tax assets and liabilities at December 31, 1998 and 1997, consisted of the following:

                                                                              1998            1997
                                                                          ------------     ------------
Reserves for returns, allowances, cash discounts and
   doubtful accounts                                                      $     21,734      $    23,134
Reserve for inventories and related items                                        7,925            8,218
Depreciation of plant and equipment                                             (3,275)          (5,517)
Reserve for display fixtures                                                     2,391              817
Accrued compensation and benefits                                               14,011           16,527
Postretirement benefits                                                          2,317            2,261
Sales agreement payments due                                                     8,139            7,485
Restructuring-related reserves                                                   8,396                -
Capital losses                                                                   6,064              830
Other accruals and reserves, net                                                 6,704            7,062
Deferred investment tax credits                                                      -              (64)
                                                                          ------------      -----------
                                                                                74,406           60,753
Valuation allowance                                                             (6,064)            (830)
                                                                          ------------      -----------
                                                                          $     68,342      $    59,923
                                                                          ============      ===========


NOTE 9-OTHER CURRENT LIABILITIES
Other current liabilities at December 31, 1998 and 1997, consisted of the following:

                                                                               1998              1997
                                                                          -------------     -------------
Accrued insurance                                                         $     10,749      $     10,259
Sales agreement payments due within one year                                     8,349             8,002
Customer allowances                                                              8,240            13,709
Compensation, payroll taxes and related
   withholdings                                                                  7,878            13,487
Accrued interest                                                                 6,476             7,760
Property and other taxes                                                         4,796             4,221
Restructuring-related reserves (see Note 2)                                      3,470                 -
Other                                                                           11,536            11,005
                                                                          ------------      ------------
                                                                          $     61,494      $     68,443
                                                                          ============      ============


NOTE 10-OTHER LIABILITIES
Other liabilities at December 31, 1998 and 1997, consisted of the following:

                                                                              1998              1997
                                                                          -------------     ------------
Accrued pension and postretirement expense (see
   Note 11)                                                               $     21,580      $    22,326
Restructuring-related reserves (see Note 2)                                     15,726                -
Sales agreement payments due after one year                                      7,778           11,612
Other                                                                            2,451              837
                                                                          ------------      -----------
                                                                          $     47,535      $    34,775
                                                                          ============      ===========


NOTE 11-RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

RETIREMENT PLANS
The Company combined its two defined contribution plans during 1997. The combined plan incorporates the provisions of the former plans which, pursuant to
Section 401(k) of the Internal Revenue Code, provide that employees meeting certain eligibility requirements may defer a portion of their salary subject to certain limitations. The Company pays certain administrative costs of the plan and makes contributions based upon a percentage of the employee's salary deferral and an annual additional contribution at the discretion of the Board of Directors consistent with the terms of the former plans. The total expense for these plans for the years ended December 31, 1998, 1997 and 1996, was $287, $385 and $752, respectively.

The Company also sponsors a defined benefit pension plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements. Benefits are based upon years of service and average compensation levels. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. Contributions are intended to provide not only for benefits earned to date, but also for benefits expected to be earned in the future.

In addition to the Retirement Plan, the Company has established the following plans (collectively, the Nonqualified Plans): a nonqualified defined benefit plan for employees whose benefits under the Retirement Plan are limited by provisions of the Internal Revenue Code; a nonqualified defined benefit plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under other Company plans; and a nonqualified plan to provide retirement benefits for members of the Company's Board of Directors who are not covered under any of the Company's other plans. These plans were unfunded at December 31, 1998 and 1997, although assets for these plans totaling $5,766 and $5,214, respectively, were held in Rabbi trusts.

The following table sets forth summarized information on the Company's defined benefit pension plans for the years ended December 31, 1998 and 1997:




                                                                      Retirement Plan                     Nonqualified Plans
                                                                ---------------------------           -------------------------
                                                                  1998               1997              1998              1997
                                                                --------           --------           -------           -------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year               $ 79,306           $ 71,117           $ 6,613           $ 5,081
Service cost                                                       2,063              2,001               256               169
Interest cost                                                      5,927              5,555               480               466
Actuarial loss                                                    13,070              5,251               516             1,228
Curtailment                                                       (3,088)              --                --                --
Benefit payments                                                  (5,978)            (4,618)             (447)             (331)
                                                                --------           --------           -------           -------
Projected benefit obligation at end of year                     $ 91,300           $ 79,306           $ 7,418           $ 6,613
                                                                ========           ========           =======           =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year                  $ 87,709           $ 78,656           $  --             $  --
Actual return on plan assets                                       4,463             13,671              --                --
Employer contributions                                              --                 --                 447               331
Benefit payments                                                  (5,978)            (4,618)             (447)             (331)
                                                                --------           --------           -------           -------
Fair value of plan assets at end of year                        $ 86,194           $ 87,709           $  --             $  --
                                                                ========           ========           =======           =======
FUNDED STATUS:
Funded status at end of year - assets (over) under
  projected benefit obligation                                  $  5,106           $ (8,403)          $ 7,418           $ 6,613
Unrecognized net actuarial gain (loss)                             6,206             21,520            (1,200)             (816)
Unrecognized prior service cost                                     (178)              (500)           (1,091)           (1,274)
                                                                --------           --------           -------           -------
Accrued benefit liability included in other liabilities         $ 11,134           $ 12,617           $ 5,127           $ 4,523
                                                                ========           ========           =======           =======
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate                                                       6.50%              7.25%             6.50%             7.25%
Expected return on plan assets                                      9.00%              9.00%             9.00%             9.00%
Rate of compensation increase                                       4.50%              4.50%             4.50%             4.50%

A summary of the components of net pension expense for all of the Company's defined benefit plans for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                         Retirement Plan                          Nonqualified Plans
                                           ------------------------------------------    -------------------------------------
                                               1998           1997           1996           1998         1997          1996
                                           ------------   ------------   ------------    -----------   ---------   -----------
 COMPONENTS OF NET PERIODIC BENEFIT
   EXPENSE:
 Service cost                              $      2,063   $      2,001   $      2,049    $       256   $     169   $       109
 Interest cost                                    5,927          5,555          5,266            480         466           369
 Expected return on plan assets                  (6,707)        (6,246)        (5,798)             -           -             -
 Amortization of:
      Prior service cost                            258            337            337            284         278           242
      Actuarial (gain) loss                           -           (512)             -             32          26           (31)
 Special termination benefit charge                   -              -            103              -           -           572
 Curtailment gain                                (3,024)             -              -              -           -             -
                                           ------------   ------------   ------------    -----------   ---------   -----------
 Net periodic benefit (income) expense     $     (1,483)  $      1,135   $      1,957    $     1,052   $     939   $     1,261
                                           ============   ============   ============    ===========   =========   ===========

The change in the discount rate from 7.25% to 6.50% increased the actuarial loss component of the Retirement Plan's and the Nonqualified Plans' projected benefit obligation by $8,441 and $551, respectively. In addition, the Company's restructuring (see Note 2) resulted in a curtailment of the Retirement Plan, the effects of which are reflected in the preceding tables as well as the following tables related to the Company's postretirement benefits.

POSTRETIREMENT BENEFITS
In addition to providing pension benefits, the Company provides medical and life insurance benefits for eligible employees upon retirement from the Company. Substantially all employees may become eligible for such benefits upon retiring from active employment of the Company. Medical and life insurance benefits for employees and retirees are paid by a combination of company and employee or retiree contributions. Retiree insurance benefits are provided by insurance companies whose premiums are based on claims paid during the year.

The following table sets forth summarized information on the Company's postretirement benefits for the years ended December 31, 1998 and 1997:

                                                                               1998              1997
                                                                           -----------      ------------
 CHANGE IN PROJECTED BENEFIT OBLIGATION:
 Projected benefit obligation at beginning of year                         $    3,587       $     2,980
 Service cost                                                                     155               146
 Interest cost                                                                    248               248
 Participants' contributions                                                      261               314
 Actuarial loss                                                                   428               409
 Curtailment                                                                     (319)                -
 Benefit payments                                                                (416)             (510)
                                                                           ----------       -----------
 Projected benefit obligation at end of year                               $    3,944       $     3,587
                                                                           ==========       ===========
 CHANGE IN PLAN ASSETS:
 Fair value of plan assets at beginning of year                            $        -       $         -
 Employer contributions                                                           155               196
 Participants' contributions                                                      261               314
 Benefit payments                                                                (416)             (510)
                                                                           ----------       -----------
 Fair value of plan assets at end of year                                  $        -       $         -
                                                                           ==========       ===========
 FUNDED STATUS:
 Funded status at end of year - assets under projected benefit
   obligation                                                              $    3,944       $     3,587
 Unrecognized net actuarial gain                                                1,328             1,521
 Unrecognized prior service cost                                                   47                78
                                                                           ----------       -----------
 Accrued benefit liability included in other liabilities                   $    5,319       $     5,186
                                                                           ==========       ===========
 WEIGHTED AVERAGE ASSUMPTIONS:
 Discount rate                                                                   6.50%             7.25%
 Health care cost trend rates: *
      - through age 65                                                           8.00%             8.50%
      - over age 65                                                              6.00%             6.50%


* Trend rates assumed to decrease 0.5% annually to 5.5% in the year 2003 (4.5% in 2001 for over age 65 coverage), and remaining level thereafter.



Net periodic expense of the Company's postretirement benefits for the years ended December 31, 1998, 1997 and 1996, was as follows:

                                                                              1998              1997             1996
                                                                           ---------        -----------       ----------
 COMPONENTS OF NET PERIODIC BENEFIT EXPENSE:
 Service cost                                                              $    155         $      146        $     152
 Interest cost                                                                  248                248              219
 Amortization of:
      Prior service cost                                                        (10)               (11)             (11)
      Actuarial gain                                                            (86)              (112)            (131)
 Curtailment gain                                                               (21)                 -                -
                                                                           --------         ----------        ---------
 Net periodic benefit expense                                              $    286         $      271        $     229
                                                                           ========         ==========        =========

The health care cost trend rate assumption does not have a significant effect on the amounts reported. For example, a 1% change in the health care cost trend rate would have the following effects:

                                                                           Increase          Decrease
                                                                         -------------     -------------
Effect on total of service and interest cost
   components                                                            $         20      $        (19)
Effect on postretirement benefit obligation                                       156              (150)

NOTE 12-STOCKHOLDERS' EQUITY

EMPLOYEE STOCK PLANS
Under various stock option and incentive plans, the Company may grant incentive and nonqualified stock options to purchase up to 4,842,500 shares of common stock. All incentive options are granted at the fair market value on the date of grant. Incentive stock options become exercisable equally over three years beginning one year after the date granted and expire ten years after the date granted. Nonqualified stock options become exercisable according to a vesting schedule determined at the date granted and expire on the date set forth in the option agreement. Nonqualified stock options were granted in 1998, 1997 and 1996 at exercise prices at least equal to the fair market value of the common stock on the date of grant. Of these, nonqualified stock options for 30,000 shares of common stock in 1997 and 300,000 shares of common stock in 1996 were granted to certain of the Company's officers contingent on stockholder approval of an increase in the number of shares authorized for issuance under one of the Company's employee stock plans. For financial reporting purposes, these 330,000 options were deemed to have been granted on April 24, 1997, the date stockholder approval was obtained. At that date, the exercise prices were less than the market price of the common stock. As a result, the contingent options are reported as having been granted at exercise prices below the fair market value of the common stock.

Under certain employee stock plans, the Company may grant the right to purchase restricted shares of its common stock. No restricted shares were granted in 1998, 1997 or 1996.

A summary of stock option activity during the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                       1998                         1997                          1996
                                             -----------------------      ------------------------        ----------------------
                                                            Weighted                      Weighted                      Weighted
                                                            Average                       Average                       Average
                                                            Exercise                      Exercise                      Exercise
                                              Shares         Price          Shares          Price          Shares        Price
                                             ---------     ---------       ---------      ---------       ---------     ---------
Outstanding at beginning of year             1,995,256     $   16.80       1,424,273      $   13.29       1,033,166     $   14.58
Granted - exercise price on date of
  grant:
    Equal to market price of stock             228,667         21.27         623,500          22.62         445,750         12.57
    Greater than market price of
      stock                                    333,333         29.00          22,000          20.19         350,000         14.64
    Less than market price of stock                 --            --         330,000          16.67              --           --
Exercised                                      (97,870)        13.12        (312,481)         12.59        (119,077)        10.16
Forfeited                                      (42,469)        20.38         (92,036)         16.01        (285,566)        19.81
                                             ---------     ---------       ---------      ---------       ---------     ---------
Outstanding at end of year                   2,416,917     $   18.99       1,995,256      $   16.80       1,424,273     $   13.29
                                             =========     =========       =========      =========       =========     =========
Exercisable at end of year                   1,582,885     $   15.85         860,516      $   13.76         694,694     $   14.07
                                             =========     =========       =========      =========       =========     =========

The range of exercise prices on shares outstanding as of December 31, 1998, was as follows:

                                                          Outstanding                               Excercisable
                                       --------------------------------------------------    ---------------------------
                                                                  Weighted Average
                                                            -----------------------------                     Weighted
                                                                            Remaining                         Average
       Range of                                            Exercise        Contractual                        Exercise
   Exercise Prices                       Shares             Price         Life in Years       Shares           Price
------------------------------------------------------------------------------------------------------------------------
    $ 9.75-14.50                        840,785           $   12.91            7.48           837,453        $    12.91
     14.63-20.75                        626,467               17.96            8.26           544,135             17.75
     20.88-30.00                        949,665               25.06            9.04           201,297             22.92

For the years ended 1998, 1997 and 1996, compensation expense recognized under stock-based employee compensation plans was not material.

At December 31, 1998, 134,109 shares were available under the stock option and incentive plans, of which 111,109 shares could be issued as restricted shares. Of the total shares available, 23,000 were reserved for issuance pursuant to the Company's Stock Option Plan for Nonemployee Directors.

If the Company had adopted the expense recognition provisions of SFAS No. 123 for purposes of determining compensation expense related to stock options granted during the years ended December 31, 1998, 1997 and 1996, net income and net income per share would have been changed to the following pro forma amounts:

                                              1998            1997           1996
                                          -----------    ------------    ------------
Pro forma net income                      $        77    $     19,822    $     20,264
                                          ===========    ============    ============
Pro forma net income per share:
   Basic                                  $         -    $       1.21    $       1.26
                                          ===========    ============    ============
   Diluted                                $         -    $       1.17    $       1.24
                                          ===========    ============    ============

Compensation expense reflected in the pro forma disclosures is not indicative of future amounts when the SFAS No. 123 prescribed method will apply to all outstanding nonvested awards.

The weighted average fair values at date of grant for options granted during 1998, 1997 and 1996 were $5.71, $7.23 and $3.70 per option, respectively. The fair values were determined using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 1998, 1997 and 1996:

                                        1998             1997             1996
                                     ----------       ---------        ---------
Expected life in years                   5                  5                5
Interest rate                         5.35%              5.90%            6.50%
Volatility                           27.91%             36.81%           36.46%
Dividend yield                           -               0.30%            0.90%

STOCK REPURCHASE PROGRAM
On August 12, 1998, the Company announced that its July 30, 1997 stock repurchase program had been extended until July 31, 1999. This program provides for the repurchase of up to one million shares of common stock. The repurchases will be made on the open market or in private negotiated transactions at prevailing market prices. The dates and amount of repurchases will be determined by market conditions. The common stock acquired will be held as treasury stock and used in the Company's employee stock plans and for general corporate purposes. As of December 31, 1998, the Company had repurchased 795,000 shares of its common stock under this program.

On October 8, 1998, the Company announced a second stock repurchase program, providing for the purchase of up to an additional one million shares of common stock over the 12-month period ending October 6, 1999 at terms similar to the July 30, 1997 stock repurchase program. As of December 31, 1998, no shares had been repurchased under this program.

NOTE 13-COMMITMENTS

LEASE COMMITMENTS
In connection with the 1995 sale of Cleo, Inc. (Cleo), a former wholly-owned subsidiary, the Company renegotiated its long-term agreement for certain of its principal facilities. The initial lease term of this amended agreement runs through November 30, 2013, with one 10-year renewal option available. The basic rent under the lease contains scheduled rent increases every five years, including the renewal period. The lease contains a purchase option in 2005 (and again in 2010) at the fair market value of the properties at the date of exercise. As a condition of the lease, all property taxes, insurance costs and operating expenses are to be paid by the Company. For accounting purposes, this lease has been treated as a capital lease (see Note 7).

In August 1998, the Company entered into a noncancelable operating lease for approximately 150,000 square feet of office space in Covington, Kentucky. The lease expires in December 2008. The Company also leases additional distribution and administrative facilities, sales offices and personal property under noncancelable operating leases which expire on various dates through 2003. Certain of these leases contain renewal and escalating rental payment provisions as well as contingent payments.

Rental expense for the years ended December 31, 1998, 1997 and 1996, on all real and personal property, was $12,884, $15,743 and $15,292, respectively.

Minimum rental commitments under noncancelable leases as of December 31, 1998 are as follows:

                                                                           Capital       Operating
Year Ending December 31,                                                    Lease          Leases
------------------------                                                  ----------     ----------
              1999                                                        $    3,100     $    7,645
              2000                                                             3,152          6,324
              2001                                                             3,720          4,896
              2002                                                             3,720          2,912
              2003                                                             3,720          2,535
                 Thereafter                                                   45,520         13,478
                                                                          ----------     ----------
Net minimum commitments                                                       62,932     $   37,790
                                                                                         ==========
    Less amount representing interest                                         42,957
                                                                          ----------
Present value of net minimum lease commitments (see Note 2)               $   19,975
                                                                          ==========

MANAGEMENT INFORMATION SYSTEMS UPGRADE
The Company is in the process of investing $30,000 - $35,000 to implement a major management information systems plan to replace core business applications which support sales and customer services, procurement and manufacturing, distribution and finance with Enterprise Resource Planning (ERP) software. As of December 31, 1998, approximately $10,800 had been spent on the ERP project.

CONTRACT COMMITMENTS
The Company has several long-term customer sales agreements which require payments and credits for each of the years in the five-year period ended December 31, 2003, of $8,349, $4,615, $1,675, $1,363 and $125, respectively, and no payments and credits thereafter. These amounts are included as other current liabilities or other liabilities in the accompanying consolidated balance sheet as of December 31, 1998.

In addition, in the ordinary course of business, the Company has entered into various contracts including contracts with third-party suppliers with which the Company contracted in connection with outsourcing its manufacturing operations.

EMPLOYMENT AGREEMENTS
The Company has employment agreements with certain executives which provide for, among other things, minimum annual base salaries which may be adjusted periodically, continued payment of salaries in certain circumstances and incentive bonuses. Certain agreements further provide for employment termination payments, including payments contingent upon any person becoming the beneficial owner of 30% or more of the Company's outstanding common stock.

NOTE 14-LEGAL PROCEEDINGS
In July 1994, immediately following the Company's announcement of an inventory misstatement at Cleo, which resulted in an overstatement of the Company's previously reported 1993 consolidated net income, five purported class actions were commenced by certain stockholders. These suits were consolidated and a Consolidated Amended Class Action Complaint against the Company, its then Chairman, President and Chief Executive Officer, its then Chief Financial Officer and the former President and Chief Executive Officer of Cleo was filed in October 1994, in the United States District Court for the Southern District of Ohio (In Re Gibson Securities Litigation). The Complaint alleged violations of the federal securities laws and sought unspecified damages for an asserted public disclosure of false information regarding the Company's earnings. In August 1996, the Court certified the case as a class action. The Court subsequently concluded that the certified class representative could represent only those class members who purchased Gibson stock after April 19, 1994 and before July 1, 1994.

On June 15, 1998, the Court entered judgment for the Company and each individual defendant on claims asserted by the plaintiff class. Plaintiff's appeal of the judgment to the Sixth Circuit Court of Appeals was dismissed as untimely due to remaining claims and counterclaims between the Company and its former auditor in connection with a Third Party Complaint which the Company had filed against the auditor. In December 1998, the Company and its former auditor reached a settlement of all claims between them. Plaintiff re-filed its appeal of the judgment for defendant. Subsequently, the Company and the plaintiff agreed to a settlement which will be presented to the District Court for approval at a hearing expected to take place in May 1999.

In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.


NOTE 15-ACQUISITIONS AND DIVESTITURES
On July 3, 1998, the Company acquired a majority interest in The Ink Group, based in Sydney, Australia, with additional operations in New Zealand and the United Kingdom, for $1,000 and an agreement to provide operating loans. These operating loans totaled $8,331 as of December 31, 1998. The Company acquired 60% ownership of The Ink Group's operating companies in Australia and New Zealand and 100% ownership of its operating company in the United Kingdom. This transaction was accounted for using the purchase method of accounting, resulting in the Company recording goodwill totaling $10,495. The pro forma effect of the acquisition was not material to the Company's results of operations for 1998 or 1997.

On August 31, 1998, the Company sold The Paper Factory to PFW Acquisition Corp. for $36,216, which approximated the Company's investment. The Paper Factory's sales totaled $46,635 for the eight-month period in 1998 and $86,149 for full-year 1997.

NOTE 16-QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            First              Second              Third           Fourth
                                          Quarter(1)           Quarter          Quarter(1)        Quarter(2)           Year(1)
                                          ----------           -------          ----------        ----------           -------
1998
-----------------------------------------
Net sales                                  $ 101,599          $ 104,825          $ 86,763          $ 114,746          $ 407,933
Total revenues                               101,749            104,977            86,805            114,999            408,530
Cost of products sold                         39,606             41,941            42,846             55,510            179,903
Other operating expenses                      51,687             53,953            48,966             47,860            202,466
Restructuring charge, net                     26,100               --              (3,045)              --               23,055
Interest income, net                            (521)              (359)             (275)              (299)            (1,454)
Net income (loss)                             (8,915)             5,572              (964)             6,490              2,183
Net income (loss) per share:
   Basic                                       (0.54)              0.34             (0.06)              0.41               0.13
   Diluted                                     (0.54)              0.33             (0.06)              0.41               0.13

1997
-----------------------------------------
Net sales                                  $  99,418          $  92,474          $ 91,987          $ 113,236          $ 397,115
Total revenues                                99,613             92,663            92,145            113,296            397,717
Cost of products sold                         36,214             31,072            38,645             53,717            159,648
Other operating expenses                      52,034             51,501            48,890             49,684            202,109
Interest expense (income), net (3)               806                860               (35)            (1,975)              (344)
Net income                                     6,073              5,351             2,671              7,503             21,598
Net income per share:
   Basic                                        0.37               0.33              0.16               0.46               1.32
   Diluted                                      0.36               0.32              0.15               0.44               1.27


(1) Excluding the effect of the restructuring charge, net income (loss) per diluted share for the first and third quarters of 1998 and full-year 1998 would have been $0.38, ($0.16) and $0.97, respectively.

(2) In the fourth quarter of 1998, results include a positive effect of approximately $4,000 before income taxes, or $0.15 per diluted share, resulting from the settlement of certain litigation matters, which is comparable to a positive effect of approximately $2,700 before income taxes, or $0.10 per diluted share, relating to the resolution of certain contract issues with a former customer in the fourth quarter of 1997.

(3) In the first and second quarters of 1997, the Company recorded estimates for interest expense totaling $1,775 on a potential obligation which did not materialize and the interest expense was therefore reversed in the fourth quarter.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of Gibson Greetings, Inc.
Cincinnati, Ohio




We have audited the accompanying consolidated balance sheets of Gibson Greetings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP



/s/Deloitte & Touche LLP



Cincinnati, Ohio
February 17, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Except as set forth below, the information required by this Part is included in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders, and is incorporated by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company (at March 1, 1999) are as follows:

          NAME                                    AGE        TITLE
          --------------------------------       ------      -----------------------------------------------------------------------
          Frank J. O'Connell                      55         Chairman of the Board, President and Chief Executive Officer

          James T. Wilson                         50         Executive Vice President of Finance and Operations, and Chief
                                                             Financial Officer

          Gregory Ionna                           47         Executive Vice President, Card Division

          Karen L. Kemp                           48         Senior Vice President, Human Resources

          Gregory A. Brown                        49         Senior Vice President, Sales, Card Division

          Paul W. Farley                          54         Vice President, Controller, and Assistant Treasurer

FRANK J. O'CONNELL. Mr. O'Connell has been the Company's Chairman since April 1997, and the Chief Executive Officer and President since August 1996. He was a business consultant from May 1995 to August 1996. He served as the President and Chief Executive Officer of Skybox International, Inc., a trading card manufacturer, from 1991 to 1995. Prior to joining Skybox, he was a venture capital consultant from 1990 to 1991 and served as President of Reebok Brands, North America from 1988 to 1990. He became a director of the Company in August 1996.

JAMES T. WILSON. Mr. Wilson joined the Company in September 1997 as Executive Vice President of Finance and Operations, and Chief Financial Officer. From 1995 to 1996, Mr. Wilson served as Chief Financial Officer of Datatec Industries Inc., a national leader in the implementation of enterprise-wide information networks for major retail chains, financial institutions and multi-branch commercial and industrial companies. From 1992 to 1994, Mr. Wilson served as Chief Financial Officer of Marvel Entertainment Group, Inc., an international publisher of comic books and a distributor of sports and entertainment cards. Prior to 1992, Mr. Wilson held positions as Chief Operating Officer of Andrews Group Inc. and Chief Financial Officer of Technicolor Holdings, Inc., companies controlled by MacAndrews and Forbes Holdings.

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

PAUL W. FARLEY. Mr. Farley has been Vice President, Controller since April 1997 and has served as the Company's Principal Accounting Officer since September 1996. From 1992 to 1996, he served as Vice President-Finance of the Company's Card Division. Previously, he served as Corporate Controller from 1986 to 1992. He was appointed Assistant Treasurer in 1981.

Officers serve with the approval of the Board of Directors.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) The following documents are filed as part of this report:

         1.       Financial Statements:

                     PAGE            FINANCIAL STATEMENT
                   ---------         ----------------------------------------------------------------------------------------------
                      15             Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996
                      16             Consolidated Balance Sheets as of December 31, 1998 and 1997
                      17             Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
                      18             Consolidated  Statements of Changes in Stockholders' Equity for the years ended December 31,
                                     1998, 1997 and 1996
                      19             Notes to Consolidated Financial Statements
                      35             Independent Auditors' Report


         2. Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:

                     PAGE            SCHEDULE
                   ---------         ----------------------------------------------------------------------------------------------
                      40             Valuation and Qualifying Accounts


         3. Exhibits: See Index of Exhibits (page 41) for a listing of all exhibits filed with this annual report on Form 10-K

b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March 1999.

                                   Gibson Greetings, Inc.


                                   By     /s/Frank J. O'Connell
                                          -----------------------
                                             Frank J. O'Connell
                                             Chairman of the Board, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of the 31st day of March 1999.

         Signature                                            Title
         ---------                                            -----


         /s/ Frank J. O'Connell                               Chairman of the Board, President and Chief
         ---------------------------------------              Executive Officer
         Frank J. O'Connell


         /s/ James T. Wilson                                  Executive Vice President of Finance and Operations,
         ---------------------------------------              and Chief Financial Officer
         James T. Wilson                                      (principal financial officer)


         /s/ Paul W. Farley                                   Vice President, Controller, and Assistant Treasurer
         ---------------------------------------              (principal accounting officer)
         Paul W. Farley


         /s/ George M. Gibson                                 Director
         ---------------------------------------
         George M. Gibson


         /s/ Robert P. Kirby                                  Director
         ---------------------------------------
         Robert P. Kirby


         /s/ Charles D. Lindberg                              Director
         ---------------------------------------
         Charles D. Lindberg


         /s/Albert R. Pezzillo                                Director
         ---------------------------------------
         Albert R. Pezzillo


         /s/ Charlotte St. Martin                             Director
         ---------------------------------------
         Charlotte St. Martin


         /s/ C. Anthony Wainwright                            Director
         ---------------------------------------
         C. Anthony Wainwright



                             GIBSON GREETINGS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

               Column A                     Column B                Column C                    Column D          Column E
---------------------------------------   -------------    ----------------------------     ------------------  -------------
                                                                    Additions
                                                           ----------------------------
                                           Balance at       Charged to     Charged to                            Balance at
                                           Beginning        Costs and        Other                                 End of
Description                                of Period         Expenses       Accounts           Deductions          Period
---------------------------------------   -------------    -------------  -------------     ------------------  -------------
Deducted from trade receivables-
Reserves for returns, allowances,
   cash discounts and doubtful
   accounts:
     Twelve months ended 12/31/98         $     55,212     $     95,728   $  1,413 (A)      $     95,655 (B)    $     56,698
     Twelve months ended 12/31/97               59,289           94,656          -                98,733 (B)          55,212
     Twelve months ended 12/31/96               59,278          103,901          -               103,890 (B)          59,289


(A) Reflects the beginning reserve balances of The Ink Group Companies acquired July 3, 1998.

(B) Includes sales returns and allowances granted to customers, actual cash discounts taken by customers, and accounts judged to be uncollectible and charged to reserve, net of recoveries which were charged to the reserve.



INDEX OF EXHIBITS

   EXHIBIT
   NUMBER           DESCRIPTION
   ------           -----------

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

   10(e)             Executive Compensation Plans and Arrangements

                     (i)    1985 Stock Option Plan (*2)
                     (ii)   1987 Stock Option Plan (*2)
                     (iii)  1989 Stock Incentive Plan (*2)
                     (iv)   1996 Nonemployee Director Stock Plan (*7)
                     (v)    1991 Stock Incentive Plan (*8)
                     (vi)   ERISA Makeup Plan (*9)
                     (vii)  Supplemental Executive Retirement Plan (*9)
                     (viii) Agreements dated August 25, 1996  and August 11, 1998 between Gibson
                              Greetings, Inc. and Frank J. O'Connell (*10 and 18)
                     (ix)   Agreement dated December 28, 1996 between Gibson Greetings, Inc. and Gregory Ionna (*11)
                     (x)    Agreements dated January 24, 1991 and December 10, 1993 between Gibson Greetings, Inc. and Paul
                              W. Farley (*11)
                     (xi)   Agreement dated May 13, 1997 between Gibson Greetings, Inc. and Karen L. Kemp (*12)
                     (xii)  Agreement dated September 29, 1997 between Gibson Greetings, Inc. and James T. Wilson (*13)
                     (xiii) Agreement dated May 2, 1997 between Gibson Greetings, Inc. and Gregory A. Brown (*16)


   10(f)             Stock Purchase Agreement, dated October 3, 1995, by and between CSS Industries, Inc. and Gibson Greetings,
                     Inc. (*14)

   10(g)             Amendment dated November 15, 1995, to Lease Agreement, dated January 25, 1982, by and between Corporate
                     Property Associates 2 and Corporate Associates 3 and Gibson Greetings, Inc. (*15)

   10(h)             Amendment No. 1 and Restatement dated April 4, 1997 to Credit Agreement, dated as of April 26, 1996, by and among Gibson Greetings, Inc., the Lenders party thereto and The Bank of New York, as Agent (*12)

   10(i)             Amendment No. 2 and Restatement dated April 24, 1998 to Credit Agreement, dated as of April 26, 1996, by and among Gibson Greetings, Inc., the Lenders party thereto and The Bank of New York, as Agent (*17)

   10(j)             Amendment No. 3 and Release dated as of August 26, 1998 to Credit Agreement, dated as of April 26, 1996, by and among Gibson Greetings, Inc., the Lenders party thereto and The Bank of New York, as Agent (*18)

   10(k)             August 13, 1998 lease, and September 16, 1998 Amendment No. 1 thereto, of Towers of RiverCenter located at Covington, Kentucky, by and between CPX-RiverCenter Two Limited Partnership and Gibson Greetings,
                     Inc. (*18)







    EXHIBIT
    NUMBER            DESCRIPTION
    ------            -----------

    10(l)            Amendment No. 4 dated as of November 25, 1998 to Credit Agreement, dated as of April 26, 1996, by and among
                     Gibson Greetings, Inc., the Lenders party thereto and The Bank of New York, as Agent

      21             Subsidiaries of the Registrant

      23             Independent Auditors' Consent

      27             Financial Data Schedule (contained in EDGAR filing only)
--------------------------

* Filed as an Exhibit to the document indicated and incorporated herein by reference:

         (1)        The Company's Report on Form 10-K for the year ended December 31, 1988.
         (2)        The Company's Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1993.
         (3)        The Company's Registration Statement on Form S-1 (No. 2-82990).
         (4)        The Company's Report on Form 10-K for the year ended December 31, 1985.
         (5)        The Company's Report on Form 10-Q for the quarter ended June 30, 1996.
         (6)        The Company's Report on Form 10-Q for the quarter ended June 30, 1991.
         (7)        The Company's definitive Proxy Statement dated April 26, 1996.
         (8)        The Company's definitive Proxy Statement dated March 17, 1997.
         (9)        The Company's Report on Form 10-K for the year ended December 31, 1992.
        (10)        The Company's Report on Form 10-Q for the quarter ended September 30, 1996.
        (11)        The Company's Report on Form 10-K for the year ended December 31, 1996.
        (12)        The Company's Report on Form 10-Q for the quarter ended June 30, 1997.
        (13)        The Company's Report on Form 10-Q for the quarter ended September 30, 1997.
        (14)        The Company's Report on Form 8-K dated November 15, 1995, filed November 30, 1995.
        (15)        The Company's Report on Form 10-K for the year ended December 31, 1995.
        (16)        The Company's Report on Form 10-K for the year ended December 31, 1997.
        (17)        The Company's Report on Form 10-Q for the quarter ended June 30, 1998.
        (18)        The Company's Report on Form 10-Q for the quarter ended September 30, 1998.

--------------------------

The Company will furnish to the Commission upon request its long-term debt instruments not listed above.