Form 10-K405/A
period 1998-12-31
GIBSON GREETINGS INC
filed 1999-04-30
CIK 717829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------

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

Documents incorporated by reference:        None

EXPLANATORY NOTE:
This amended report is being filed to furnish the Part III information set forth below.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors of the Company are as follows:

FRANK J. O'CONNELL, age 55. Mr. O'Connell has been Chairman of the Board of the Company since April 1997 and has been the Company's Chief Executive Officer and President since August 1996. He was a business consultant from May 1995 to August 1996. He served as President and Chief Executive Officer of SkyBox International, Inc., a trading card manufacturer, from July 1991 to May 1995. Prior to joining SkyBox, he was a venture capital consultant from February 1990 to July 1991 and served as President of Reebok Brands, North America from February 1988 to February 1990. He became a director of the Company in August 1996.

GEORGE M. GIBSON, age 64. Mr. Gibson retired in 1992 from The Procter & Gamble Company, having served as its Vice President - Treasurer from 1987 to 1992 and as Vice President - Comptroller from 1973 to 1987. He was associated with Procter & Gamble, a manufacturer of consumer household products, for over 35 years. Mr. Gibson has been a director of the Company since April 1996.

ROBERT P. KIRBY, age 62. Mr. Kirby has been Chairman and Chief Executive Officer of Castleberry/Snow's Brands, Inc., an independent meat canner, since 1990. Previously, he served as President and Chief Executive Officer of Murray Bakery Products, Inc., a manufacturer of cookies, from 1985 to 1988 and as Group Vice President of Borden, Inc., with responsibility for the Dairy Group, from 1980 to 1984. Mr. Kirby has been a director of the Company since September 1997.

CHARLES D. LINDBERG, age 70. Mr. Lindberg has been a partner in the law firm of Taft, Stettinius & Hollister LLP, counsel to the Company, for more than the past five years. He has been a director of the Company since May 1991.

ALBERT R. PEZZILLO, age 70. Mr. Pezzillo was Chairman of the Board of the Company from February 1996 until April 1997. He also served as the Company's Chief Executive Officer from February until August 1996. He was a business consultant from 1990 until 1996 after his retirement in 1990 from his position as Senior Vice President of American Home Products Corporation, a manufacturer and marketer of ethical pharmaceuticals, medical supplies and hospital, consumer health care, food and household products. Prior to joining American Home Products in 1981, he held a variety of executive positions with Warner Lambert Company and Colgate Palmolive Company. Mr. Pezzillo became a director of the Company in April 1990.

CHARLOTTE A. ST. MARTIN, age 53. Ms. St. Martin has been Executive Vice President of Marketing of Loews Hotels since November 1996. From 1989 to November 1996, she served as Executive Vice President, Operations and Marketing for Loews Hotels. Previously she served Loews Hotels in a variety of other executive capacities, including as President of Loews Anatole Hotel for eight years. Loews Hotels owns and operates 15 hotels nationally and internationally. Ms. St. Martin is a former President of the Dallas Convention and Visitors' Bureau. She is also a director of Ryland Group, Inc. She has been a director of the Company since August 1993.

C. ANTHONY WAINWRIGHT, age 65. Mr. Wainwright has been Vice Chairman of McKinney and Silver Inc., an advertising agency, since April 1997. From 1995 to 1997, he was Chairman of the advertising agency, Harris, Drury, Cohen, Inc. He was Chairman of Compton Partners, Saatchi & Saatchi (formerly Campbell-Mithun-Esty), a national advertising agency, from 1994 to 1995 and was Vice Chairman of Campbell-Mithun-Esty from 1989 to 1994. From 1980 until 1989, he was President, Chief Operating Officer and a director of The Bloom Companies, Inc., a holding company for a national advertising agency group. Prior to 1980, Mr. Wainwright held various executive positions with companies in the advertising and marketing industries. He is also a director of Marketing Services Group, Inc., American Woodmark Corporation, Del Webb Corp., Advanced Polymer Systems and Caribiner International. He has been a director of the Company since March 1988.

The Executive Officers of the Company are as follows:

FRANK J. O'CONNELL.  (See information in Directors' section above.)

JAMES T. WILSON, age 50. Mr. Wilson joined the Company in September 1997 as Executive Vice President of Finance and Operations, and Chief Financial Officer. From 1995 to 1996, Mr. Wilson served as Chief Financial Officer of Datatec Industries Inc., a national leader in the implementation of enterprise-wide information networks for major retail chains, financial institutions and multi-branch commercial and industrial companies. From 1992 to 1994, Mr. Wilson served as Chief Financial Officer of Marvel Entertainment Group, Inc., an international publisher of comic books and a distributor of sports and entertainment cards. Prior to 1992, Mr. Wilson held positions as Chief Operating Officer of Andrews Group Inc. and Chief Financial Officer of Technicolor Holdings, Inc., companies controlled by MacAndrews and Forbes Holdings.

GREGORY IONNA, age 47. Mr. Ionna has been Executive Vice President of the Company's Card Division since September 1993. Prior to that he served in various management capacities within the sales and marketing functions of the Card Division.

KAREN L. KEMP, age 48. Ms. Kemp joined the Company in April 1997 as Senior Vice President with responsibility for Human Resources, Legal and Corporate Communications. From 1990 to 1997, Ms. Kemp was employed by Fisher-Price, Inc., a leading toy company. At Fisher-Price, she held a series of increasingly responsible management positions, most recently serving as Senior Vice President of Administration and Human Resources. Previously, Ms. Kemp held management positions with Goldome Bank and New England Electric System.

GREGORY A. BROWN, age 49. Mr. Brown joined the Company in May 1997 as Senior Vice President with responsibility for the sales function of the Company's Card Division. From 1996 to 1997, Mr. Brown was Vice President of Sales for the baby food business of Gerber Baby Products Corp. From 1989 until 1996, Mr. Brown served as Vice President of Sales for Tombstone Pizza Corporation, a division of Kraft General Foods. Previously, Mr. Brown held sales and marketing management positions with Frito-Lay, Incorporated, Polaroid Corporation and the Procter & Gamble Distributing Company.

PAUL W. FARLEY, age 54. Mr. Farley has been Vice President, Controller since April 1997 and has served as the Company's Principal Accounting Officer since September 1996. From 1992 to 1996, he served as Vice President-Finance of the Company's Card Division. Previously, he served as Corporate Controller from 1986 to 1992. He was appointed Assistant Treasurer in 1981.

Officers serve with the approval of the Board of Directors.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). These persons also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based upon a review of such forms and written representations from its executive officers and directors, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis during and for 1998.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY INFORMATION
The following table sets forth, for the years indicated, amounts of cash and certain other compensation paid by the Company and its subsidiaries, for services in all capacities, to (i) Mr. O'Connell and (ii) each of the Company's four other most highly compensated executive officers during 1998. These persons are sometimes referred to as the "named executive officers."


                                                    SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                 ANNUAL COMPENSATION                    COMPENSATION
                                   ------------------------------------------   -----------------------------
                                                                                 RESTRICTED      SECURITIES
                                                                OTHER ANNUAL       STOCK         UNDERLYING    ALL OTHER
        NAME AND                      SALARY        BONUS       COMPENSATION      AWARD(S)        OPTIONS     COMPENSATION
   PRINCIPAL POSITION       YEAR        ($)          ($)            ($)             ($)             (#)         ($) (1)
--------------------------------------------------------------------------------------------------------------------------

Frank J. O'Connell (2)     1998    $462,500           --             --              --           500,000      $  25,150
Chief Executive Officer    1997    $370,833           --             --              --              --        $   4,184
                           1996    $124,744       $200,000        $ 15,952           --         1,000,000      $ 218,601

James T. Wilson (2)        1998    $250,000       $ 50,000           --              --            25,000      $  28,997
Executive Vice             1997    $ 64,423       $ 50,000           --              --           125,000      $  11,728
President, Finance and
Operations

Gregory Ionna              1998    $230,000           --             --              --              --        $   3,288
Executive Vice             1997    $237,500           --             --              --            50,000      $   3,288
President, Card Division   1996    $195,625       $145,000           --              --            55,000      $   4,308

Gregory A. Brown (2)       1998    $225,000           --          $ 41,706 (3)       --              --        $   2,532
Senior Vice President,     1997    $139,904       $180,000        $ 47,725           --           100,000      $  70,358
Sales, Card Division

Karen L. Kemp (2)          1998    $175,000           --             --              --              --        $   1,827
Senior Vice President,     1997    $121,378       $ 30,000        $ 80,592           --            60,000      $ 109,103
Human Resources



(1) For 1998 includes the following: (i) matching contributions to the Company's 401(k) Plan on behalf of Messrs. O'Connell ($1,200), Ionna ($1,200), and Brown ($444) in respect of their 1998 contributions to the Plan; (ii) group term life insurance payments for Messrs. O'Connell ($5,400), Wilson ($3,456), Ionna ($2,088) and Brown ($2,088), and Ms.
         Kemp ($1,827); (iii) reimbursement of relocation, temporary living and/or travel expenses for Mr. Wilson ($25,541); and (iv) split-dollar life insurance payments for Mr. O'Connell ($18,550).

(2) Mr. O'Connell was first employed by the Company in 1996. Messrs. Wilson and Brown, and Ms. Kemp were first employed by the Company in 1997.

(3) Reflects total executive perquisites and related tax gross up payments. Total perquisites include club membership initiation fee ($15,900) and personal auto usage ($10,256).

STOCK OPTIONS
The following table contains information concerning stock option grants to the named executive officers during the year ended December 31, 1998. None of the Company's Stock Option or Stock Incentive Plans provides for the grant of stock appreciation rights ("SARs").


                                                  OPTION GRANTS IN LAST FISCAL YEAR
                                                         INDIVIDUAL GRANTS (1)
                            -----------------------------------------------------------------------------
                               NUMBER OF
                               SECURITIES          % OF TOTAL
                               UNDERLYING        OPTIONS GRANTED       EXERCISE OR                              GRANT DATE
                            OPTIONS GRANTED      TO EMPLOYEES IN        BASE PRICE                             PRESENT VALUE
          NAME                    (#)              FISCAL YEAR            ($/SH)          EXPIRATION DATE          ($) (4)
-------------------------------------------------------------------------------------------------------------------------------
Frank J. O'Connell (2)          166,667               30.64%              $20.750            08/10/08            $1,202,085
                                166,666               30.64%              $28.000            08/10/08            $  788,230
                                166,667               30.64%              $30.000            08/10/08            $  702,351

James T. Wilson (3)              25,000                4.60%              $19.625            09/03/08            $  172,428

Gregory Ionna                      --                   --                  --                  --                   --

Gregory A. Brown                   --                   --                  --                  --                   --

Karen L. Kemp                      --                   --                  --                  --                   --


(1) The exercise price of all options may be paid in cash or by the transfer of shares of the Company's common stock valued at their fair market value on the date of exercise.

(2) Mr. O'Connell's options vest as follows, by exercise price: $20.75 -- immediately upon grant; $28.00 -- April 15, 1999; and $30.00 -- April 15, 2000. The options are transferable to members of Mr. O'Connell's immediate family and to specified entities owned by them or for their benefit. Mr. O'Connell's options become immediately exercisable (a) in the event of a "change in control" of the Company, as defined in his employment agreement, (b) if the average closing price for the Company's common stock over a 20-day period equals or exceeds $35.00 per share or (c) if his employment terminates due to death, disability or failure to renew his employment agreement or is terminated by the Company without just cause or by him for good reason. Under certain circumstances, Mr. O'Connell is entitled to tax "gross up" payments in connection with the exercise of the options.

(3) Mr. Wilson's options vest at the rate of one-third per year beginning September 4, 1999. The options become exercisable in full (a) if any person becomes, or commences a tender offer which could result in the person becoming the beneficial owner of more than 30% of the Company's common stock or (b) unless the survivor or transferee corporation agrees to continue the option, in the event of the execution of an agreement of merger, consolidation or reorganization pursuant to which the Company is not to be the surviving corporation or the execution of an agreement of sale or transfer of all or substantially all of the assets of the Company.

(4) The Black-Scholes option-pricing model was used to estimate the grant date present value of the options shown. The Company's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including Black-Scholes, require a prediction about the future movement of the stock price. The real value of an option, if any, depends upon the actual performance of the Company's stock during the applicable period.

With respect to each named executive officer, the following table sets forth information concerning stock option exercises during 1998 and unexercised options held December 31, 1998.




                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                         NUMBER OF
                                                                         SECURITIES                VALUE OF
                                                                         UNDERLYING               UNEXERCISED
                                                                    UNEXERCISED OPTIONS          IN-THE-MONEY
                                                                       AT FY-END (#)         OPTIONS AT FY-END ($)

                          SHARES ACQUIRED                               EXERCISABLE/             EXERCISABLE/
         NAME             ON EXERCISE (#)     VALUE REALIZED ($)       UNEXERCISABLE             UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------

Frank J. O'Connell               --                   --             1,166,667/333,333                 --/--

James T. Wilson                  --                   --                41,666/108,334                 --/--

Gregory Ionna                    --                   --                 69,001/51,666            $36,835/--

Gregory A. Brown                 --                   --                 33,333/66,667                 --/--

Karen L. Kemp                    --                   --                 20,000/40,000                 --/--


PENSION PLANS
The Pension Plan Table set forth below shows estimated annual pension benefits payable to a covered participant under the Company's Retirement Income Plan (the "Retirement Plan"), a qualified defined benefit pension plan, and under the Gibson Greetings, Inc. ERISA Makeup Plan (the "Makeup Plan"), a non-qualified supplemental pension plan providing benefits that would otherwise be denied participants because of Internal Revenue Code limitations on qualified plan benefits. Benefits shown are computed as a straight life annuity for an employee retiring at age 65 in 1999 with no offsets.


                                                            PENSION PLAN TABLE

                                                             YEARS OF SERVICE
                   --------------------------------------------------------------------------------------------------

   REMUNERATION         5           10          15          20           25          30          35          40
---------------------------------------------------------------------------------------------------------------------

          $200,000     $14,010      $28,020     $42,030     $56,040      $70,050     $84,060     $98,070    $112,080
           300,000      21,510       43,020      64,530      86,040      107,550     129,060     150,570     172,080
           400,000      29,010       58,020      87,030     116,040      145,050     174,060     203,070     232,080
           500,000      36,510       73,020     109,530     146,040      182,550     219,060     255,570     292,080
           600,000      44,010       88,020     132,030     176,040      220,050     264,060     308,070     352,080
           700,000      51,510      103,020     154,530     206,040      257,550     309,060     360,570     412,080
           800,000      59,010      118,020     177,030     236,040      295,050     354,060     413,070     472,080
           900,000      66,510      133,020     199,530     266,040      332,550     399,060     465,570     532,080
         1,000,000      74,010      148,020     222,030     296,040      370,050     444,060     518,070     592,080


Benefits under the Retirement and Makeup Plans are based upon the highest average 60 consecutive months' salary and bonus (as shown on the Summary Compensation Table) during the 120 months immediately preceding retirement. Compensation covered by the Plans at the end of 1998 for each named executive officer (which includes relocation and similar nonrecurring payments) is as follows: Mr. O'Connell, $725,919; Mr. Wilson, $382,626; Mr. Ionna, $344,735; Mr.
Brown, $446,380; and Ms. Kemp, $317,078. For the purpose of computing a benefit under the table, on December 31, 1998, Mr. O'Connell had two years of credited service; Mr. Wilson, one year; Mr. Ionna, 24 years; Mr. Brown, two years; and Ms. Kemp, two years. Covered compensation amounts differ from amounts shown on the Summary Compensation Table due to differences in the recognition of pensionable earnings.

In addition to the Retirement Plan and the Makeup Plan, certain executives are eligible for benefits under the Company's Supplemental Executive Retirement Plan (the "SERP"), which was adopted to attract and retain highly qualified executives by providing retirement benefits at levels which the Company believes to be competitive. A participant in the SERP who retires at age 65 is entitled to receive supplemental retirement benefits equal to the difference between (i) that percentage of the participant's final monthly average earnings (as defined in the Retirement Plan without regard to certain limitations imposed by the Internal Revenue Code on qualified plans) determined by crediting 2%, 1-2/3% and 1-1/3% per year, respectively, for each of the first 10, next 10 and next 10 years of credited service, up to a maximum of 30 years of credited service (the "SERP percentage") and (ii) the aggregate of the participant's monthly benefits from the Retirement Plan and the Makeup Plan plus supplemental retirement benefits under any individual agreement with the Company. The SERP provides for adjustments to the basic benefit formula in the event of a participant's early retirement, disability retirement, death or other termination of employment. At the normal retirement age each named executive officer's years of credited service and SERP percentage would be as follows: Mr. O'Connell, 20 years and 37%; Mr. Wilson, 16 years and 30%; Mr. Ionna, 30 years and 50%; Mr. Brown, 17 years and 32%; and Ms. Kemp, 19 years and 35%. For SERP purposes, Mr. O'Connell's retirement compensation base is $500,000.

Pursuant to his employment agreement, Mr. O'Connell received, in 1998, additional credit for five years of service for all purposes under the Company's retirement plans. He will receive credit for one additional year of deemed service (up to a maximum of five years) for each year of actual service after 1997. Mr. O'Connell also will receive credit for one year of additional deemed service in the event of termination of employment due to disability, death or non-renewal of his employment agreement by the Company and credit for three years of additional deemed service if the Company terminates his employment without "just cause" or if he terminates his employment for "good reason" (each as defined in the employment agreement).


EMPLOYMENT CONTRACTS
Each of the named executive officers has an employment agreement with the Company.

Mr. O'Connell initially had an agreement that ran from August 1996 through December 1999. This agreement provided for a minimum annual salary of $350,000, subject to increase from time to time, and for annual bonuses based upon specified increases in the Company's operating income from year to year. Effective August 1, 1997, Mr. O'Connell's salary was set at $400,000. In August 1998, the Company entered into a new employment agreement with Mr. O'Connell which expires on December 31, 2002 and automatically renews from year to year thereafter. Under the new agreement, Mr. O'Connell's base salary was set at $500,000 effective August 1, 1998, subject to adjustment over the term of the agreement. Mr. O'Connell is entitled to an annual bonus, in an amount up to 200% of then-current base salary, based 50% on the percentage increase in the Company's operating income over the prior year and 50% on the percentage increase in the Company's revenue over the prior year. Additionally, Mr. O'Connell was granted an option to purchase 500,000 shares of the Company's common stock at exercise prices increasing from 100% of fair market value on the date of grant to 145% of that fair market value.

Under most circumstances which result in Mr. O'Connell's termination of employment, he will receive payments based upon his "Current Compensation." The employment agreement defines "Current Compensation" as then-current base salary plus the average of bonuses earned over the prior two fiscal years, with a deemed bonus of $500,000 for 1997. In the event of Mr. O'Connell's disability, he will receive at least one year of Current Compensation. In the event of either the non-renewal of his employment agreement by the Company or of his death, he or his spouse or estate will receive one year of Current Compensation. If his employment is terminated by the Company without "just cause" or voluntarily by him for "good reason," he will receive three times Current Compensation. The employment agreement also provides for continuation of various insurance benefits under these circumstances and for crediting of one or more extra years under the Company's retirement plans. If, after a change in control,
(a) Mr. O'Connell terminates his employment for "good reason" or (b) his employment is terminated without "just cause" or because of a failure to renew his employment agreement, Mr. O'Connell is entitled to receive a tax "gross up" of up to $5,000,000 on any resulting payments on which an "excess parachutes payments" tax is imposed.

Mr. Ionna has an employment agreement, entered into during 1996, which had an original expiration date of March 31, 1999 that has been extended to March 31, 2000 and may be extended further on an indefinite basis by mutual agreement. The agreement provides for an annual base salary of $230,000 (subject to increase from time to time) and for participation in the Company's incentive compensation program. It also provides for severance pay equal to six months' salary in the event of death, for a payment equal to 2.9 times annual salary then in effect in the event of termination of employment under certain circumstances after a change in control of the Company, and for severance pay equal to two times his then-current base salary in the event that he or the Company elects not to extend further the agreement.

Each of Messrs. Wilson and Brown and Ms. Kemp has an employment agreement with the Company. These agreements became effective September 29, 1997, May 19, 1997 and April 22, 1997, respectively; each extends indefinitely until terminated by the Company, or by the executive officer on 30 days' advance notice to the Company. Under the agreements, Mr. Wilson, Mr. Brown and Ms. Kemp are entitled to annual base salaries, which are subject to adjustment from time to time, of $250,000, $225,000 and $175,000, respectively. Each is eligible to receive an annual bonus of up to 112.5% of base salary, as well as to participate in the Makeup Plan and the SERP. In connection with their employment agreements, each executive officer also received specified relocation expense payments or reimbursements and the following additional items of compensation: Mr. Wilson, a signing bonus of

$100,000 ($50,000 after beginning employment and $50,000 after closing on a home in the greater Cincinnati area) and options to purchase 125,000 shares of common stock; Mr. Brown, a signing bonus of $80,000, a guaranteed 1997 annual bonus of at least $100,000 and options to purchase 50,000 shares of the Company's common stock; and Ms. Kemp, a signing bonus of $30,000 and options to purchase 30,000 shares of common stock. If Mr. Wilson's agreement is terminated by the Company other than for cause or as a result of a material breach by the Company, he is entitled to a lump sum payment from the Company equal to his then-current annual salary. If Mr. Brown's or Ms. Kemp's employment agreement is terminated by the Company other than for cause (as defined in the agreement), he or she is entitled to a lump sum payment equal to one year of base salary.

Effective February 1, 1999, the annual salaries of Messrs. Wilson, Ionna and Brown and Ms. Kemp were increased to $275,000, $260,000, $255,000 and $195,000, respectively.

The Company's employment agreements also generally provide additional miscellaneous compensation in the form of some combination of perquisites such as club membership fees, use of automobiles, insurance benefits and tax and estate planning services.


COMPENSATION OF DIRECTORS
The Company pays an annual fee of $20,000 for services of directors who are not employees of the Company and an annual fee of $2,500 per chairmanship to each committee chairman. In addition, nonemployee directors receive fees of $1,000 for each Board meeting attended and $900 for each committee meeting attended, plus reimbursement of expenses. Under the Company's 1996 Nonemployee Director Stock Plan (the "Stock Plan"), nonemployee directors are required to take one-half of their annual retainer in shares of the Company's common stock. Additionally, under the Company's 1989 Stock Option Plan for Nonemployee Directors, each nonemployee director of the Company, at the close of business on the day of the Annual Meeting, has received an option to purchase 3,000 shares of common stock. This plan has now expired. The Company intends to continue annual option grants to nonemployee directors from a new 1999 Stock Incentive Plan, assuming stockholder approval of that Plan.

In order to continue to attract and retain outstanding individuals to serve as nonemployee directors of the Company ("Outside Directors"), the Company has a Retirement Plan for Outside Directors (the "Directors Retirement Plan"). Outside Directors are defined by the Directors Retirement Plan as directors not employed by the Company or a subsidiary and include former or retired employees if they are not vested under any other Company retirement plan. In order to qualify for benefits under the Directors Retirement Plan, an Outside Director must have served the Company as such for at least nine years. An Outside Director who qualifies for benefits under the Directors Retirement Plan will receive an annual benefit, payable quarterly for life, equal to the amount of the Company's annual directors fee (not including payments for serving as chairman of a Board committee) paid to Outside Directors on the date on which the Outside Director's service to the Company ceases (the "Annual Retainer"). Benefits under the Directors Retirement Plan begin upon termination of service for directors who have reached age 65 and begin at age 65 for those whose services terminate prior to that age. If an Outside Director who has qualified for benefits under the Directors Retirement Plan dies before receiving any benefits, his or her designated beneficiary or estate will receive a payment equal to five times the Annual Retainer. If an Outside Director dies after the commencement of benefits but prior to having received them for five years, the beneficiary or estate will receive an amount equal to five times the Annual Retainer less any benefits already paid.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Mr. O'Connell is a member of the Board of Directors of Castleberry/Snow's Brands, Inc., of which Mr. Kirby is Chairman and Chief Executive Officer. As a director, Mr. O'Connell is involved in executive compensation decisions for the executive officers of Castleberry/Snow's Brands, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 26, 1999, certain information with regard to the beneficial ownership of the Company's common stock by (i) each of the Company's stockholders known to hold more than 5% of the outstanding shares of common stock, (ii) each director and each executive officer named on the Summary Compensation Table, individually, and (iii) all directors and executive officers as a group.


                                                                                                  BENEFICIAL OWNERSHIP
                                                                                          ----------------------------------
                                                                                            NUMBER
                  NAME                                       POSITION                      OF SHARES (1)     PERCENT (2)
----------------------------------------------------------------------------------------------------------------------------

The Prudential Insurance Company of                                                         3,018,160  (3)     19.1%
    America
      Prudential Plaza
      Newark, NJ   07102
Royce & Associates, Inc.                                                                    1,606,100          10.1%
      1414 Avenue of the Americas
      New York, NY   10019
Lazard Freres & Co. LLC                                                                     1,090,565  (4)      6.9%
      30 Rockefeller Plaza
      New York, NY   10020
Frank J. O'Connell                         Chairman, President and Chief Executive          1,333,333           7.8%
                                              Officer
George M. Gibson                           Director                                             7,490
Robert P. Kirby                            Director                                             3,387
Charles D. Lindberg                        Director                                            11,090
Albert R. Pezzillo                         Director                                            31,690
Charlotte A. St. Martin                    Director                                             8,490
C. Anthony Wainwright                      Director                                             9,590  (5)
Gregory A. Brown                           Senior Vice President, Sales, Card Division         33,333
Gregory Ionna                              Executive Vice President, Card Division             69,596
Karen L. Kemp                              Senior Vice President, Human Resources              30,000
James T. Wilson                            Executive Vice President, Finance and               41,666
                                              Operations, and Chief Financial Officer
All directors and executive officers                                                        1,618,499           9.3%
    as a group (12 persons)


(1) Except as otherwise noted, each owner has sole voting and dispositive power over the shares shown. The numbers of shares shown for directors and executive officers include shares which may be purchased upon exercise of presently exercisable options and options exercisable within 60 days after March 26, 1999, in the following amounts: Mr. O'Connell, 1,333,333 shares; Mr. Gibson, 5,000 shares; Mr. Kirby, 3,000 shares; Mr. Lindberg, 9,000 shares; Mr. Pezzillo, 29,750 shares; Ms. St. Martin, 7,000 shares; Mr. Wainwright, 8,000 shares; Mr. Brown, 33,333 shares; Mr. Ionna, 69,001 shares; Ms. Kemp, 30,000 shares; Mr. Wilson, 41,666 shares; and all directors and executive officers as a group, 1,605,417 shares.

(2) Except as indicated, the percentage of shares held by each owner is less than 1%. The percentage is based on shares outstanding on March 26, 1999.

(3) Based upon a Form 13G/A filed with the SEC dated February 2, 1999, The Prudential Insurance Company of America has sole power to vote and/or dispose of 3,100 shares; and shared power to vote and/or dispose of 3,015,060 shares.

(4) Based upon a Form 13G filed with the SEC dated February 16, 1999, Lazard Freres & Co. LLC has sole power to vote 803,005 shares; and has sole power to dispose of 1,090,565 shares.

(5) Includes 100 shares held by Mr. Wainwright's wife as to which beneficial ownership is disclaimed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of April 1999.

                                 Gibson Greetings, Inc.


                                 By /s/ James T. Wilson
                                   ---------------------------
                                    James T. Wilson
                                    Executive Vice President of Finance and
                                    Operations, and Chief Financial Officer