Form 10-Q
period 1999-03-31
GIBSON GREETINGS INC
filed 1999-05-17
CIK 717829

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------


                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,831,897 shares of common stock, $.01 par value, outstanding at May 7, 1999.

PART I.  ITEM 1. FINANCIAL STATEMENTS

                             GIBSON GREETINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             March 31,   December 31,    March 31,
                                                                               1999          1998          1998
                                                                             ---------   ------------    ---------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                $ 23,079      $ 44,267      $111,500
    Trade receivables, net                                                     60,169        71,438        30,569
    Inventories                                                                73,982        84,489        59,013
    Prepaid expenses                                                            6,596         4,958         4,350
    Deferred income taxes                                                      34,630        39,897        37,717
                                                                             --------      --------      --------
         Total current assets                                                 198,456       245,049       243,149
PLANT AND EQUIPMENT, NET                                                       78,961        75,906        71,231
DEFERRED INCOME TAXES                                                          30,280        28,445        27,310
OTHER ASSETS, NET                                                              89,921        88,051        92,617
                                                                             --------      --------      --------
                                                                             $397,618      $437,451      $434,307
                                                                             ========      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Debt due within one year                                                 $    117      $    155      $  7,592
    Accounts payable                                                           18,169        32,990        16,100
    Income taxes payable                                                          482        13,415         5,041
    Other current liabilities                                                  55,231        61,494        70,783
                                                                             --------      --------      --------
         Total current liabilities                                             73,999       108,054        99,516
LONG-TERM DEBT                                                                  9,300        10,384        12,161
OTHER LIABILITIES                                                              46,709        47,535        51,787
                                                                             --------      --------      --------
         Total liabilities                                                    130,008       165,973       163,464
                                                                             --------      --------      --------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $1.00; 5,300,000 shares
        authorized, none issued                                                  --            --            --
    Common stock, par value $.01; 50,000,000 shares
        authorized; 17,123,498 issued at March 31, 1999 and
        December 31, 1998; 17,058,339 issued at March 31, 1998                    171           171           170
    Paid-in capital                                                            54,926        54,926        53,614
    Retained earnings                                                         234,129       237,536       226,438
    Accumulated other comprehensive income                                        383           844           796
                                                                             --------      --------      --------
                                                                              289,609       293,477       281,018
    Less treasury stock, at cost; 1,291,601 shares at
        March 31, 1999 and December 31, 1998;
        691,601 shares at March 31, 1998                                       21,999        21,999        10,175
                                                                             --------      --------      --------
         Total stockholders' equity                                           267,610       271,478       270,843
                                                                             --------      --------      --------
                                                                             $397,618      $437,451      $434,307
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

                             GIBSON GREETINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                 1999            1998
                                                               ---------       ---------
REVENUES                                                       $  83,468       $ 101,749
                                                               ---------       ---------
COST AND EXPENSES
    Operating expenses:
        Cost of products sold                                     37,102          39,606
        Selling, distribution and administrative expenses         52,067          51,687
        Restructuring charge                                        --            26,100
                                                               ---------       ---------
          Total operating expenses                                89,169         117,393
                                                               ---------       ---------
OPERATING LOSS                                                    (5,701)        (15,644)
                                                               ---------       ---------
    Financing expenses:
        Interest expense, net of capitalized interest                751           1,175
        Interest income                                             (726)         (1,696)
                                                               ---------       ---------
          Total financing expenses, net                               25            (521)
                                                               ---------       ---------
LOSS BEFORE INCOME TAXES                                          (5,726)        (15,123)
    Income tax benefit                                            (2,319)         (6,208)
                                                               ---------       ---------
NET LOSS                                                       $  (3,407)      $  (8,915)
                                                               =========       =========
NET LOSS PER SHARE:
    Basic                                                      $   (0.22)      $   (0.54)
                                                               =========       =========
    Diluted                                                    $   (0.22)      $   (0.54)
                                                               =========       =========


     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                             -------------------------
                                                                               1999            1998
                                                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $  (3,407)      $  (8,915)
                                                                             ---------       ---------
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Depreciation including write-down of display fixtures                    5,132           5,630
        Impairment of plant and equipment                                         --            12,967
        Loss on disposal of plant and equipment                                    499             100
        Deferred income taxes                                                    3,432          (5,104)
        Amortization of deferred costs and goodwill                              6,495           4,879
        Change in assets and liabilities:
            Trade receivables, net                                              11,519            (244)
            Inventories                                                         10,507             411
            Prepaid expenses                                                    (1,638)             85
            Other assets, net of amortization                                   (8,365)         (7,924)
            Accounts payable                                                   (14,821)          4,290
            Income taxes payable                                               (12,933)         (9,461)
            Other current liabilities                                           (6,263)          2,340
            Other liabilities                                                     (826)          4,972
        All other, net                                                            (555)             12
                                                                             ---------       ---------
                 Total adjustments                                              (7,817)         12,953
                                                                             ---------       ---------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    (11,224)          4,038
                                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                                             (8,593)         (4,514)
    Proceeds from sale of plant and equipment                                        1              13
    Investment in E-greetings Network                                             (250)           --
                                                                             ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES                                   (8,842)         (4,501)
                                                                             ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt, net                                             (1,122)           (255)
    Issuance of common stock                                                      --               742
    Acquisition of common stock for treasury                                      --            (2,791)
                                                                             ---------       ---------
        NET CASH USED IN FINANCING ACTIVITIES                                   (1,122)         (2,304)
                                                                             ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (21,188)         (2,767)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                44,267         114,267
                                                                             ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  23,079       $ 111,500
                                                                             =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:

        Interest                                                             $      67       $   1,211
        Income taxes                                                             7,182           8,401


     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND RESTRUCTURING CHARGE

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1999, December 31, 1998 and March 31, 1998, the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

COMPREHENSIVE LOSS

The Company's comprehensive loss was $(3,868) and $(8,852) for the quarters ended March 31, 1999 and 1998, respectively, and includes foreign currency translation adjustments, net, of $(461) and $63.

RESTRUCTURING CHARGE

During the first quarter of 1998, the Company recorded asset write-downs and other charges of $26,100 in connection with a restructuring plan (the Plan) announced March 31, 1998 under which the Company has outsourced its principal manufacturing operations formerly performed at its Cincinnati, Ohio headquarters. The costs related to the Plan, which were recognized as a separate component of operating expenses in the first quarter of 1998, included approximately $17,100 related to the facility, $5,800 related to involuntary severance of approximately 480 employees and $3,200 in other costs.

The facility costs of $17,100 include an adjustment of $12,967 to write off the capitalized lease asset, leasehold improvements and certain machinery and equipment (included in plant and equipment) associated with the Cincinnati operations, and a reserve of $4,133 included in other liabilities representing the amount by which total future lease commitments and related operating costs of the Cincinnati facility exceed the recorded lease obligation and estimated sublease income over the remaining term of the lease. The recorded lease obligation of $12,040, representing the portion of the capital lease obligation associated with the Cincinnati facility, has been reclassified from debt to other liabilities (see Note 5). Involuntary employee severance costs and other costs are included in other current liabilities.

The termination of employees in connection with the Plan resulted in a curtailment of a defined benefit pension plan, and a curtailment gain of $3,045 before income taxes was recognized as a restructuring gain in the third quarter of 1998, resulting in a net pretax restructuring charge for the year of $23,055.

Approximately $500 of the restructuring reserve was used for payment of various miscellaneous costs during the three months ended March 31, 1999.

NOTE 2 - SEASONAL NATURE OF BUSINESS

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE 3 - TRADE RECEIVABLES

Trade receivables consisted of the following:

                                                                 March 31,  December 31,   March 31,
                                                                   1999        1998          1998
                                                                 ---------  ------------   ---------
Trade receivables                                                $108,054     $128,136     $ 75,915
Less reserves for returns, allowances, cash discounts
   and doubtful accounts                                           47,885       56,698       45,346
                                                                 --------     --------     --------
                                                                 $ 60,169     $ 71,438     $ 30,569
                                                                 ========     ========     ========

NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                                                 March 31,  December 31,   March 31,
                                                                   1999        1998          1998
                                                                 ---------  ------------   ---------
Finished goods                                                    $49,718      $54,523      $42,003
Work-in-process                                                    22,304       27,498       10,100
Raw materials and supplies                                          1,960        2,468        6,910
                                                                  -------      -------      -------
                                                                  $73,982      $84,489      $59,013
                                                                  =======      =======      =======

NOTE 5 - DEBT

Debt consisted of the following:

                                                                 March 31,  December 31,   March 31,
                                                                   1999        1998          1998
                                                                 ---------  ------------   ---------
Financing arrangement bearing variable interest (6.52%
   at March 31, 1999)                                             $ 1,269      $ 2,449      $   --
Senior notes bearing interest at 9.33%, retired on
   June 1, 1998                                                       --           --        11,428
Industrial revenue bonds bearing interest at 9.25%,
   retired on August 1, 1998                                          --           --           300
Other notes bearing interest at a weighted average rate
   of 5.20%, payable in quarterly installments                        117          155          265
                                                                  -------      -------      -------
                                                                    1,386        2,604       11,993
Capital lease obligation payable in monthly installments
   through 2013, net of $12,040 included in other liabilities       8,031        7,935        7,760
                                                                  -------      -------      -------
                                                                    9,417       10,539       19,753
Less debt due within one year                                         117          155        7,592
                                                                  -------      -------      -------
                                                                  $ 9,300      $10,384      $12,161
                                                                  =======      =======      =======


Effective May 11, 1999, the Company entered into a 364-day revolving credit agreement which provides $30,000 for general corporate purposes, replacing a similar facility that expired in April 1999. There were no borrowings outstanding under the former agreement at March 31, 1999.

In November 1998, the Company replaced the existing debt of The Ink Group Companies (The Ink Group) with an Australian-Dollar-denominated multi-option financing arrangement (Financing Arrangement) which is scheduled to expire January 31, 2000. Effective May 1, 1999, the maximum amount available under the Financing Arrangement increased to approximately $4,100. Depending upon the financing option elected, borrowings under the Financing Arrangement bear interest at varying rates, which are based upon prevailing rates. During the first quarter of 1999, the average interest rate for borrowings under the Financing Arrangement was 6.79%. Borrowings under the Financing Arrangement have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

Under the terms of its Senior Note Agreement, the Company prepaid $4,285 in principal, without premium, on June 1, 1998, in addition to the $7,143 principal amount the Company was required to pay under the Note Agreement. As a result, all Senior Notes have been repaid in their entirety.

The Company's debt agreements contain customary covenants and events of defaults.

In connection with the sale of Cleo, Inc. (Cleo), a former wholly-owned subsidiary, the Company renegotiated its long-term lease agreement for certain of its principal facilities. The term of this agreement runs through November 30, 2013. The basic rent under the lease contains scheduled rent increases every five years. All property taxes, insurance costs and operating expenses are paid by the Company. For accounting purposes, this lease has been treated as a capital lease.

Minimum rental commitments under the noncancelable capital lease obligation, including the amount recorded in other liabilities, as of March 31, 1999 are as follows:

                                                                                  Capital
       Quarter Ending March 31,                                                    Lease
       -------------------------------                                        --------------
                    2000                                                      $       3,100
                    2001                                                              3,307
                    2002                                                              3,720
                    2003                                                              3,720
                    2004                                                              3,720
                    Thereafter                                                       44,590
                                                                               ------------
       Net minimum commitments                                                       62,157

          Less amount representing interest                                          42,086
                                                                              -------------
       Present value of net minimum lease commitments                         $      20,071
                                                                              ==============

NOTE 6 - INTEREST EXPENSE

Capitalized interest totaled $185 and $0 for the three months ended March 31, 1999 and 1998, respectively.

NOTE 7 - COMPUTATION OF NET LOSS PER SHARE

Due to the Company's net loss and the resulting antidilutive nature of outstanding stock options, 15,831,897 and 16,380,622 actual weighted average shares outstanding were used to compute both the basic and diluted loss per share for the three months ended March 31, 1999 and 1998, respectively. In addition, there are no adjustments to net loss for the basic or diluted loss per share computations.

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

On June 15, 1998, the Court entered judgment for the Company and each individual defendant on all remaining claims asserted by the plaintiff class. Plaintiff's appeal of the judgment to the Sixth Circuit Court of Appeals was dismissed as untimely due to remaining claims and counterclaims between the Company and its former auditor in connection with a Third Party Complaint which the Company had filed against the auditor. In December 1998, the Company and its former auditor reached a settlement of all claims between them. Plaintiff re-filed its appeal of the judgment for defendant. Subsequently, the Company and the plaintiff agreed to a settlement which will be presented to the District Court for approval at a hearing expected to take place in May 1999.

In addition, the Company is a defendant in certain other routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.

NOTE 9 - COMMITMENTS

The Company is in the process of investing $30,000 - $35,000 to implement a major management information systems plan to replace core business applications which support sales and customer services, procurement and manufacturing, distribution and finance with Enterprise Resource Planning (ERP) software. As of March 31, 1999, approximately $12,500 has been spent on the ERP project since it was initiated in the first quarter of 1998.

NOTE 10 - ACQUISITIONS AND DIVESTITURES

On July 3, 1998, the Company acquired a majority interest in The Ink Group, based in Sydney, Australia, with additional operations in New Zealand and the United Kingdom, for $1,000 and an agreement to provide operating loans. These operating loans totaled approximately $8,500 as of March 31, 1999. The Company acquired 60% ownership of The Ink Group's operating companies in Australia and New Zealand and 100% ownership of its operating company in the United Kingdom. This transaction was accounted for using the purchase method of accounting, resulting in the Company recording goodwill totaling $10,495.

On August 31, 1998, the Company sold The Paper Factory of Wisconsin, Inc. (The Paper Factory) to PFW Acquisition Corp. for $36,216, which approximated the Company's investment. The Paper Factory's sales totaled $15,510 for the three months ended March 31, 1998.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Gibson Greetings, Inc. (the Company) operates in a highly competitive industry dominated by two companies. The Company's mass-merchandiser customer base, which typically operates on low margins, is particularly susceptible to financial constraints and to offers of more favorable terms from competitors of the Company which have significantly greater financial resources. As a result, the Company has, for some time, faced strong competitive pressures with regard to both price and terms of sale. It is anticipated that these pressures will continue and contribute to the Company reporting full-year 1999 results that are expected to be significantly below the earnings of $0.97 per diluted share reported for the twelve months ended December 31, 1998, excluding the restructuring charge recorded in 1998.

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

RESTRUCTURING CHARGE

During the first quarter of 1998, the Company recorded asset write-downs and other charges of $26.1 million in connection with a restructuring plan (the
Plan) announced March 31, 1998 under which the Company has outsourced its principal manufacturing operations formerly performed at its Cincinnati, Ohio headquarters. The costs related to the Plan, which were recognized as a separate component of operating expenses in the first quarter of 1998, included approximately $17.1 million related to the facility, $5.8 million related to involuntary severance of approximately 480 employees and $3.2 million in other costs.

The facility costs of $17.1 million include an adjustment of $13.0 million to write off the capitalized lease asset, leasehold improvements and certain machinery and equipment (included in plant and equipment) associated with the Cincinnati operations, and a reserve of $4.1 million included in other liabilities representing the amount by which total future lease commitments and related operating costs of the Cincinnati facility exceed the recorded lease obligation and estimated sublease income over the remaining term of the lease. The recorded lease obligation of $12.0 million, representing the portion of the capital lease obligation associated with the Cincinnati facility, has been reclassified from debt to other liabilities. Involuntary employee severance costs and other costs are included in other current liabilities.

The termination of employees in connection with the Plan resulted in a curtailment of a defined benefit pension plan, and a curtailment gain of $3.0 million before income taxes was recognized as a restructuring gain in the third quarter of 1998, resulting in a net pretax restructuring charge for the year of $23.1 million.

Approximately $0.5 million of the restructuring reserve was used for payment of various miscellaneous costs during the three months ended March 31, 1999.

MANAGEMENT INFORMATION SYSTEMS UPGRADE

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998

Pretax loss totaled $5.7 million in the first quarter of 1999 (the 1999 quarter) compared to $15.1 million in the first quarter of 1998 (the 1998 quarter), which included the $26.1 million restructuring charge. Net loss was $3.4 million, or $0.22 per diluted share, in the 1999 quarter compared to $8.9 million, or $0.54 per diluted share, in the 1998 quarter. Excluding the restructuring charge, 1998 first quarter net income per diluted share was $0.38.

Revenues in the 1999 quarter decreased 18.0% to $83.5 million from revenues of $101.7 million in the 1998 quarter, reflecting decreased revenues at the Company's Card Division and the effect of the sale of The Paper Factory, which had sales totaling $15.5 million in the 1998 quarter. Decreased revenues at the Card Division reflect increased shipments of everyday and seasonal greeting cards and Silly Slammers, the Company's talking beanbag toy, being offset by higher discounts and increased returns and allowances. Decreased revenues at the Card Division of $6.6 million were partially offset by increased revenues of $3.8 million from the Company's international operations. Overall, returns and allowances were 27.2% of shipments for the 1999 quarter compared to 22.3% for the 1998 quarter, excluding the effect of The Paper Factory revenues in 1998, resulting from an increase in seasonal and everyday return provisions and higher customer allowances.

Total operating expenses were $89.2 million in the first quarter of 1999 compared to $91.3 million, excluding the restructuring charge, in the first quarter of 1998. Cost of products sold as a percent of revenues was 44.4% for the 1999 quarter versus 38.9% for the 1998 quarter. The increase, as a percentage of revenues, was primarily due to the lower revenues resulting from higher sales deductions, as well as to the costs associated with improved product quality and new greeting card designs at the Card Division. Selling, distribution and administrative expenses were 62.4% of revenues in the 1999 quarter compared to 50.8% in the 1998 quarter. This increase, as a percentage of revenues, primarily resulted from the previously discussed decline in revenues and from higher operating expenses, particularly selling and marketing expenses associated with setting up new accounts at the Card Division, and the addition of The Ink Group. These increases were partially offset by a reduction in operating expenses due to the sale of The Paper Factory.

The Company recorded net interest expense of less than $0.1 million in the first quarter of 1999 compared to $0.5 million of net interest income in the first quarter of 1998. The change reflects the combined effects of decreased earnings on the Company's lower invested cash balance and decreased interest expense resulting from the mid-year 1998 retirement of the senior notes.

The effective income tax rate for the 1999 quarter was 40.5% compared to 41.1% in the 1998 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in the Company's operating activities totaled $11.2 million for the first quarter of 1999 compared to cash provided by operating activities of $4.0 million for the comparable period in 1998. This decrease was largely due to the $5.7 million pretax loss during the 1999 quarter compared to pretax income of $11.0 million during the 1998 quarter, excluding the effect of the restructuring charge. Also significantly contributing to the decrease were the net effects of changes in operating assets and liabilities - most notably trade receivables, inventories and accounts payable. As a result of the unusually high balances in these working capital components at December 31, 1998 and their subsequent reductions during the first three months of 1999, the quarter-to-quarter change in cash provided by (used in) trade receivables, inventories and accounts payable activities totaled $11.8 million, $10.1 million and ($19.1 million), respectively.

As of March 31, 1999, the Company's trade receivables and inventories have increased $29.6 million and $15.0 million, respectively, compared to March 31, 1998. The increase in trade receivables reflected a higher level of shipments concentrated late in the first quarter of 1999, an increase in past due trade receivables at the Card Division and growth of the Company's international operations. The increase in inventories was primarily due to the growth of the Company's Silly Slammers product lines and the transition to outsourced manufacturing, partially offset by the effect of the sale of The Paper Factory.

Cash used in investing activities for plant and equipment purchases totaled $8.6 million in the first quarter of 1999 compared to $4.5 million in the first quarter of 1998. Increased capital spending during 1999 reflects expenditures related to the Company's project to replace numerous of its existing management information systems applications with new ERP software, and increased display fixture purchases by the Company's Card Division. During the 1999 quarter, cash was also used to make an additional $0.3 million investment in E-greetings Network, a company which provides digital greetings through the Internet. During April 1999, the Company invested an additional $3.1 million in E-greetings Network.

Cash used in financing activities for the first three months of 1999 was $1.1 million, relating primarily to the payment of a portion of the balance outstanding on The Ink Group's financing arrangement. During the comparable 1998 period, cash used in financing activities totaled $2.3 million, primarily reflecting the Company's repurchase of 135,000 shares of common stock to be held as treasury stock as part of its stock repurchase program.

Effective May 11, 1999, the Company entered into a 364-day revolving credit agreement which provides $30.0 million for general corporate purposes, replacing a similar facility that expired in April 1999.

Capital expenditures for 1999 are expected to be in the $43 - $48 million range or $5 - $10 million higher than the 1998 level. Included in the projected 1999 capital expenditures is $20 - $25 million related to the Company's ERP project.

Management believes that its existing cash, and cash flows from operations and credit sources, will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing sales agreements, as well as for financing existing operations, currently projected capital expenditures including those for information systems, anticipated long-term sales agreements consistent with industry practices and other contingencies.

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

As discussed above, the Company is in the process of investing $30 - $35 million to implement a major business information systems plan to replace certain core business applications with ERP software. The installation of the ERP software is expected to also address Year 2000 issues associated with the software being replaced, with substantially all such Year 2000 issues being satisfactorily addressed prior to the end of 1999 despite the ERP project being expected to extend beyond this date. The Company is also in the process of upgrading software systems not addressed by the ERP project to correct potential problems associated with the Year 2000. Given the material importance of the Company's relationships with third-party business partners to its everyday business processes, in addition to addressing the software and infrastructure issues, the Company is continuing the process of contacting third-party business partners in an effort to obtain the information necessary to address Year 2000 issues.

The Company anticipates completing, in all material respects, its entire Year 2000 project by the end of the 1999 third quarter, and its efforts are currently on schedule. As of March 31, 1999, expenditures for the ERP project totaled $12.5 million, of which $1.5 million was expensed in the results of operations for the year ended December 31, 1998, and $1.7 million and $9.3 million was capitalized in 1999 and 1998, respectively. The Company estimates it will spend approximately $2 - $2.5 million, in total, on Year 2000 software upgrades not related to the ERP project. As of March 31, 1999, the Company had spent an estimated $1.3 million on such upgrades.

From a forward-looking perspective, the extent and magnitude of the Year 2000 problem, as it will affect the Company both before and for some period after January 1, 2000, are difficult to predict or quantify. The Company is in the process of developing contingency plans in the event its Year 2000 efforts are not accurately or timely completed, including identifying alternative sources of products and services currently provided by various third parties. While the Company presently believes that the timely completion of its Year 2000 efforts will limit exposure so that the Year 2000 will not pose material operational problems, the Company has not received assurances that all third parties on which it relies will be compliant. Additionally, if Year 2000 modifications or upgrades are not accomplished in a timely manner or proper contingency plans are not implemented, the Company's Year 2000 related failures could have a material adverse impact on operations.

The costs and completion dates of the Company's Year 2000 efforts are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and the ability of the Company's significant suppliers, customers and others with which it conducts business to identify and resolve their own Year 2000 issues.

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

PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In light of the Company's reduced level of outstanding debt ($1.4 million at March 31, 1999, excluding capitalized lease obligations), the Company's market risk related to fluctuations in interest rates is minimal. Therefore, the Company's market risk is primarily related to fluctuations in foreign currency exchange rates arising from its transactions with international customers and subsidiary operations in the United Kingdom, Australia and New Zealand.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented in Note 8 of Notes to Condensed Consolidated Financial Statements (Part I. Item 1.) is incorporated by reference in response to this item.

ITEMS 2 - 5.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS:

     Exhibit 10.1 Extension dated as of March 31, 1999 to Employment Agreement between Gibson Greetings, Inc. and Gregory Ionna. Employment Agreement, dated as of December 28, 1996, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Exhibit 27.1          Financial Data Schedule for quarter ended March 31,
                           1999.

     Exhibit 27.2 Amended Financial Data Schedule for year ended December 31, 1998.

b) REPORTS ON FORM 8-K:

   No reports on Form 8-K were filed by the Company during the period covered by this report.