Form 10-Q
period 1999-06-30
GIBSON GREETINGS INC
filed 1999-08-16
CIK 717829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,831,897 shares of common stock, $.01 par value, outstanding at August 6, 1999.

PART I.  ITEM 1. FINANCIAL STATEMENTS

                             GIBSON GREETINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   June 30,    December 31,    June 30,
                                                                     1999          1998          1998
                                                                   --------    ------------    --------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                      $ 15,066      $ 44,267      $ 90,000
    Trade receivables, net                                           36,491        71,438        27,340
    Inventories                                                      66,881        84,489        79,867
    Prepaid expenses                                                  4,171         4,958         3,914
    Income taxes receivable                                          11,583          --            --
    Deferred income taxes                                            38,550        39,897        32,930
                                                                   --------      --------      --------
         Total current assets                                       172,742       245,049       234,051
PLANT AND EQUIPMENT, NET                                             85,862        75,906        72,290
DEFERRED INCOME TAXES                                                30,009        28,445        27,635
OTHER ASSETS, NET                                                    95,050        88,051        89,388
                                                                   --------      --------      --------
                                                                   $383,663      $437,451      $423,364
                                                                   ========      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Debt due within one year                                       $     78      $    155      $    451
    Accounts payable                                                 25,721        32,990        17,485
    Income taxes payable                                               --          13,415         4,084
    Other current liabilities                                        59,326        61,494        65,323
                                                                   --------      --------      --------
         Total current liabilities                                   85,125       108,054        87,343
LONG-TERM DEBT                                                       10,069        10,384         7,923
OTHER LIABILITIES                                                    45,612        47,535        50,946
                                                                   --------      --------      --------
         Total liabilities                                          140,806       165,973       146,212
                                                                   --------      --------      --------
COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $1.00; 5,300,000 shares
        authorized, none issued                                        --            --            --
    Common stock, par value $.01; 50,000,000 shares
        authorized; 17,123,498 issued at June 30, 1999 and
        December 31, 1998; 17,110,497 issued at June 30, 1998           171           171           171
    Paid-in capital                                                  54,926        54,926        54,363
    Retained earnings                                               209,744       237,536       232,010
    Accumulated other comprehensive income                               15           844           783
                                                                   --------      --------      --------
                                                                    264,856       293,477       287,327
    Less treasury stock, at cost; 1,291,601 shares at
        June 30, 1999 and December 31, 1998;
        691,601 shares at June 30, 1998                              21,999        21,999        10,175
                                                                   --------      --------      --------
         Total stockholders' equity                                 242,857       271,478       277,152
                                                                   --------      --------      --------
                                                                   $383,663      $437,451      $423,364
                                                                   ========      ========      ========


     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                         June 30,
                                                               -------------------------       -------------------------
                                                                 1999            1998            1999            1998
                                                               ---------       ---------       ---------       ---------
REVENUES                                                       $  61,030       $ 104,977       $ 144,498       $ 206,726
                                                               ---------       ---------       ---------       ---------
COST AND EXPENSES
    Operating expenses:
        Cost of products sold                                     49,802          41,941          86,904          81,547
        Selling, distribution and administrative expenses         50,369          53,953         102,436         105,640
        Restructuring charge                                        --              --              --            26,100
                                                               ---------       ---------       ---------       ---------
          Total operating expenses                               100,171          95,894         189,340         213,287
                                                               ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)                                          (39,141)          9,083         (44,842)         (6,561)
                                                               ---------       ---------       ---------       ---------
    Financing expenses:
        Interest expense, net of capitalized interest                324           1,125           1,075           2,300
        Interest income                                              (73)         (1,484)           (799)         (3,180)
                                                               ---------       ---------       ---------       ---------
          Total financing expenses, net                              251            (359)            276            (880)
                                                               ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES                                (39,392)          9,442         (45,118)         (5,681)
    Income tax provision (benefit)                               (15,007)          3,870         (17,326)         (2,338)
                                                               ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                              $ (24,385)      $   5,572       $ (27,792)      $  (3,343)
                                                               =========       =========       =========       =========
NET INCOME (LOSS) PER SHARE:
    Basic                                                      $   (1.54)      $    0.34       $   (1.76)      $   (0.20)
                                                               =========       =========       =========       =========
    Diluted                                                    $   (1.54)      $    0.33       $   (1.76)      $   (0.20)
                                                               =========       =========       =========       =========


   See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 ------------------------
                                                                                   1999           1998
                                                                                 --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $(27,792)      $  (3,343)
                                                                                 --------       ---------
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Depreciation including write-down of display fixtures                      10,347          11,317
        Impairment of plant and equipment                                            --            12,967
        Loss on disposal of plant and equipment                                       341             853
        Deferred income taxes                                                        (217)           (642)
        Amortization of deferred costs and goodwill                                12,393           9,702
        Change in assets and liabilities:
            Trade receivables, net                                                 34,197           2,985
            Inventories                                                            17,608         (20,443)
            Income taxes receivable                                               (11,583)           --
            Prepaid expenses                                                          787             521
            Other assets, net of amortization                                     (13,396)         (8,424)
            Accounts payable                                                       (7,269)          5,675
            Income taxes payable                                                  (13,415)        (10,418)
            Other current liabilities                                              (2,168)         (3,120)
            Other liabilities                                                      (1,923)          4,131
        All other, net                                                             (1,157)              9
                                                                                 --------       ---------
                 Total adjustments                                                 24,545           5,113
                                                                                 --------       ---------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (3,247)          1,770
                                                                                 --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                                               (21,495)        (12,150)
    Proceeds from sale of plant and equipment                                         317             140
    Acquisition of Gibson Greetings International Limited minority interest        (1,046)           --
    Investment in Egreetings Network                                               (3,338)         (1,094)
                                                                                 --------       ---------
        NET CASH USED IN INVESTING ACTIVITIES                                     (25,562)        (13,104)
                                                                                 --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt, net                                                  (392)        (11,634)
    Issuance of common stock                                                         --             1,492
    Acquisition of common stock for treasury                                         --            (2,791)
                                                                                 --------       ---------
        NET CASH USED IN FINANCING ACTIVITIES                                        (392)        (12,933)
                                                                                 --------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (29,201)        (24,267)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   44,267         114,267
                                                                                 --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 15,066       $  90,000
                                                                                 ========       =========


     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1999, December 31, 1998 and June 30, 1998, the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) was as follows:

                                                Three Months Ended             Six Months Ended
                                                      June 30,                    June 30,
                                              ----------------------       ----------------------
                                                1999          1998           1999          1998
                                              --------       -------       --------       -------
     Net income (loss)                        $(24,385)      $ 5,572       $(27,792)      $(3,343)
     Other comprehensive income (loss) -
         currency translation, net                (368)          (13)          (829)           50
                                              --------       -------       --------       -------
     Comprehensive income (loss)              $(24,753)      $ 5,559       $(28,621)      $(3,293)
                                              ========       =======       ========       =======

NOTE 2 - SEASONAL NATURE OF BUSINESS

Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE 3 - SIGNIFICANT EVENTS

SILLY SLAMMERS CHARGE

In June 1999, the Company made the decision to seek a buyer for its Silly Slammers business. With the Company's focus on its core card line, alternative card business and its expanding role as a provider of creative content to the Internet, the Company believes the Silly Slammers brand can best be marketed outside of Gibson. Until a transaction is completed, the Company will continue its commitment to its retailers and to the Silly Slammers brand. However, certain Silly Slammers product lines introduced in 1997 and

1998 will not be supported and a pretax charge of $21,152 was recorded in the second quarter to write down inventory and related assets. The charge is included as a component of cost of products sold within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999.

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

The facility costs of $17,100 include an adjustment of $12,967 to write off the capitalized lease asset, leasehold improvements and certain machinery and equipment (included in plant and equipment) associated with the Cincinnati operations, and a reserve of $4,133 included in other liabilities representing the amount by which total future lease commitments and related operating costs of the Cincinnati facility exceed the recorded lease obligation and estimated sublease income over the remaining term of the lease. The recorded lease obligation of $12,040, representing the portion of the capital lease obligation associated with the Cincinnati facility, has been reclassified from debt to other liabilities (see Note 6). Involuntary employee severance costs and other costs are included in other current liabilities.

The termination of employees in connection with the Plan resulted in a curtailment of a defined benefit pension plan, and a curtailment gain of $3,045 before income taxes was recognized as a restructuring gain in the third quarter of 1998, resulting in a net pretax restructuring charge for the year of $23,055.

Approximately $150 and $650 of the restructuring reserve was used for payment of various miscellaneous costs during the three and six months ended June 30, 1999, respectively.

NOTE 4 - TRADE RECEIVABLES

Trade receivables consisted of the following:

                                                          June 30,    December 31,    June 30,
                                                            1999          1998         1998
                                                          --------    ------------    --------
Trade receivables                                          $72,616      $128,136      $61,380
Less reserves for returns, allowances, cash discounts
   and doubtful accounts                                    36,125        56,698       34,040
                                                           -------      --------      -------
                                                           $36,491      $ 71,438      $27,340
                                                           =======      ========      =======

NOTE 5 - INVENTORIES

Inventories consisted of the following:

                                                          June 30,    December 31,    June 30,
                                                            1999         1998          1998
                                                          --------    ------------    --------
Finished goods                                            $48,517       $54,523       $48,226
Work-in-proces                                             16,503        27,498        22,187
Raw materials and supplies                                  1,861         2,468         9,454
                                                          -------       -------       -------
                                                          $66,881       $84,489       $79,867
                                                          =======       =======       =======

NOTE 6 - DEBT

Debt consisted of the following:

                                                                  June 30,   December 31,   June 30,
                                                                    1999         1998         1998
                                                                  --------   ------------   --------
Financing arrangement bearing variable interest
   (weighted average rate of 6.11% at June 30, 1999)               $ 1,936      $ 2,449      $   --
Industrial revenue bonds bearing interest at 9.25%,
   retired on August 1, 1998                                          --           --           300
Other notes bearing interest at a weighted average rate
   of 5.20%, payable in quarterly installments                          78          155         229
                                                                   -------      -------      ------
                                                                     2,014        2,604         529
Capital lease obligation payable in monthly installments
   through 2013, net of $12,040 included in other liabilities        8,133        7,935       7,845
                                                                   -------      -------      ------
                                                                    10,147       10,539       8,374
Less debt due within one year                                           78          155         451
                                                                   -------      -------      ------
                                                                   $10,069      $10,384      $7,923
                                                                   =======      =======      ======



On May 11, 1999, the Company entered into a 364-day $30,000 revolving credit agreement (Credit Agreement), under which no borrowings were outstanding as of June 30, 1999. As a result of the Silly Slammers charge, the Company no longer met the conditions for borrowings under the Credit Agreement. Accordingly, effective July 27, 1999, the Company and its lenders entered into an Amended Credit Agreement that makes $12,000 available for general corporate purposes through August 27, 1999 and secures borrowings thereunder by the Company's accounts receivable and inventory. During the term of the Amended Credit Agreement, the Company is negotiating a long-term secured agreement with its current lenders and other parties. Based upon the current state of these discussions, management believes that it will be successful in obtaining such an agreement, although there can be no assurances in that regard. As of August 6, 1999, the Company had $2,400 outstanding under the Amended Credit Agreement.

In November 1998, the Company replaced the existing debt of The Ink Group Companies (The Ink Group) with an Australian-Dollar-denominated multi-option financing arrangement (Financing Arrangement) which is scheduled to expire January 31, 2000. At June 30, 1999, the maximum amount available under the Financing Arrangement was approximately $4,300. Depending upon the financing option elected, borrowings under the Financing Arrangement bear interest at varying rates, which are based upon prevailing rates. The average interest rate for borrowings under the Financing Arrangement was 6.27% and 6.61% during the three and six months ended June 30, 1999, respectively. Borrowings under the Financing Arrangement have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

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

Minimum rental commitments under the noncancelable capital lease obligation, including the amount recorded in other liabilities, as of June 30, 1999 are as follows:

                                                                              Capital
     Quarter Ending June 30,                                                   Lease
     -------------------------------                                        -------------
                  2000                                                      $      3,100
                  2001                                                             3,462
                  2002                                                             3,720
                  2003                                                             3,720
                  2004                                                             3,720
                  Thereafter                                                      43,660
                                                                            ------------
     Net minimum commitments                                                      61,382

        Less amount representing interest                                         41,209
                                                                            ------------
     Present value of net minimum lease commitments                         $     20,173
                                                                            ============


NOTE 7 - INTEREST EXPENSE

Capitalized interest totaled $276 and $461 for the three and six months ended June 30, 1999, respectively, and $0 in each of the corresponding 1998 periods.

NOTE 8 - COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 1999 and 1998. There are no adjustments to net income (loss) for the basic or diluted earnings per share (EPS) computations:

                                                    Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                 --------------------------      --------------------------
                                                    1999            1998            1999            1998
                                                 ----------      ----------      ----------      ----------
Basic weighted average shares outstanding        15,831,897      16,397,397      15,831,897      16,389,058
Effect of dilutive stock options                       --           657,217            --              --
                                                 ----------      ----------      ----------      ----------
Diluted weighted average shares outstanding      15,831,897      17,054,614      15,831,897      16,389,058
                                                 ==========      ==========      ==========      ==========


Assuming the exercise of all outstanding contracts to issue common stock, the effect on EPS was antidilutive for the three months ended June 30, 1999 and the six months ended June 30, 1999 and 1998; therefore, such exercises were not considered.

NOTE 9 - LEGAL MATTERS

The settlement of In Re Gibson Securities Litigation (United States District Court for the Southern District of Ohio) was approved by the District Court at a hearing on May 24, 1999. See the Company's Form 10-Q for the quarter ended March 31, 1999 for a discussion of this proceeding. Net of insurance, the Company's payment in the settlement was not material.

The Company is a defendant in certain routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.

NOTE 10 - COMMITMENTS

The Company is in the process of investing approximately $35,000 to implement a major management information systems plan to replace core business applications which support sales and customer services, procurement and manufacturing, distribution and finance with Enterprise Resource Planning (ERP) software. As of June 30, 1999, expenditures for the ERP project totaled $18,870, of which $1,540 was expensed in the results of operations for the year ended December 31, 1998, and $8,060 and $9,270 were capitalized in 1999 and 1998, respectively.

NOTE 11 - ACQUISITIONS AND DIVESTITURES

On July 3, 1998, the Company acquired a majority interest in The Ink Group, based in Sydney, Australia, with additional operations in New Zealand and the United Kingdom, for $1,000 and an agreement to provide operating loans. These operating loans totaled approximately $8,400 as of June 30, 1999. The Company acquired 60% ownership of The Ink Group's operating companies in Australia and New Zealand and 100% ownership of its operating company in the United Kingdom. This transaction was accounted for using the purchase method of accounting, resulting in the Company recording goodwill totaling $10,495.

On August 31, 1998, the Company sold The Paper Factory of Wisconsin, Inc. (The Paper Factory) to PFW Acquisition Corp. for $36,216, which approximated the Company's investment. The Paper Factory's sales totaled $18,998 and $34,508 for the three and six months ended June 30, 1998, respectively.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Gibson Greetings, Inc. (the Company) operates in a highly competitive industry dominated by two companies. The Company's mass-merchandiser customer base, which typically operates on low margins, is particularly susceptible to financial constraints and to offers of more favorable terms from competitors of the Company which have significantly greater financial resources. As a result, the Company has, for some time, faced strong competitive pressures with regard to both price and terms of sale. It is anticipated that these pressures will continue and contribute, along with the charge discussed in "Silly Slammers Charge" below, to the Company reporting a loss for full-year 1999.

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

SILLY SLAMMERS CHARGE

In June 1999, the Company made the decision to seek a buyer for its Silly Slammers business. With the Company's focus on its core card line, alternative card business and its expanding role as a provider of creative content to the Internet, the Company believes the Silly Slammers brand can best be marketed outside of Gibson. Until a transaction is completed, the Company will continue its commitment to its retailers and to the Silly Slammers brand. However, certain Silly Slammers product lines introduced in 1997 and 1998 will not be supported and a pretax charge of $21.2 million was recorded in the second quarter to write down inventory and related assets. The charge is included as a component of cost of products sold within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended
June 30, 1999.

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

Approximately $0.2 million and $0.7 million of the restructuring reserve was used for payment of various miscellaneous costs during the three and six months ended June 30, 1999, respectively.

MANAGEMENT INFORMATION SYSTEMS UPGRADE

The Company is in the process of investing approximately $35 million to implement a major management information systems plan to replace core business applications which support sales and customer services, procurement and manufacturing, distribution and finance with Enterprise Resource Planning (ERP) software. While the primary purpose of the ERP software is to add functionality and efficiency to the Company's business processes, installation of the software is also expected to address Year 2000 issues associated with the software being replaced.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Pretax loss totaled $39.4 million in the three months ended June 30, 1999 (the 1999 quarter), including the $21.2 million Silly Slammers charge, compared to pretax income of $9.4 million in the three months ended June 30, 1998 (the 1998 quarter). Net loss was $24.4 million, or $1.54 per diluted share, in the 1999 quarter compared to net income of $5.6 million, or $0.33 per diluted share, in the 1998 quarter.

Revenues in the 1999 quarter decreased 41.9% to $61.0 million from revenues of $105.0 million in the 1998 quarter, reflecting decreased revenues at the Company's Card Division and the effect of the sale of The Paper Factory, which had sales totaling $19.0 million in the 1998 quarter. Decreased revenues at the Card Division reflect lower shipments of Silly Slammers and everyday and seasonal greeting cards, as well as increased returns and allowances. The decrease in greeting card shipments at the Card Division was partially due to the impact of accounts that were lost in the second half of 1998. Decreased revenues at the Card Division of $27.5 million were partially offset by increased revenues of $2.6 million from the Company's international operations. Overall, returns and allowances were 27.6% of shipments for the 1999 quarter compared to 11.3% for the 1998 quarter, excluding the effect of The Paper Factory revenues in 1998. This increase reflects a significant increase in the return of seasonal product and, to a lesser degree, an increase in everyday returns and higher customer allowances, resulting largely from new accounts signed in the fourth quarter of 1998 and the first quarter of 1999.

Total operating expenses were $100.2 million in the second quarter of 1999 compared to $95.9 million in the second quarter of 1998. Excluding the $21.2 million Silly Slammers charge, cost of products sold as a percent of revenues was 46.9% for the 1999 quarter versus 39.9% for the 1998 quarter. The increase, as a percentage of revenues, was primarily due to the lower revenues resulting from higher returns and allowances. Selling, distribution and administrative expenses, including $1.1 million related to workforce reductions announced in April 1999, were 82.5% of revenues in the 1999 quarter, compared to 51.4% in the 1998 quarter. This increase, as a percentage of revenues, primarily resulted from the previously discussed decline in revenues and the addition of The Ink Group. These increases were partially offset by a reduction in operating expenses due to the sale of The Paper Factory.

The Company recorded net interest expense of $0.3 million in the second quarter of 1999 compared to $0.4 million of net interest income in the second quarter of 1998. The change reflects the combined effects of decreased earnings on the Company's lower invested cash balance and decreased interest expense resulting from interest capitalization and the mid-year 1998 retirement of senior notes.

The effective income tax rate for the 1999 quarter was 38.1% compared to 41.0% in the 1998 quarter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Pretax loss totaled $45.1 million for the six months ended June 30, 1999 (the 1999 period), including the $21.2 million Silly Slammers charge, compared to a pretax loss of $5.7 million for the six months ended June 30, 1998 (the 1998 period), which included the $26.1 million restructuring charge. Net loss was $27.8 million, or $1.76 per diluted share, in the 1999 period compared to $3.3 million, or $0.20 per diluted share, in the 1998 period.

Revenues in the 1999 period decreased 30.1% to $144.5 million from revenues of $206.7 million in the 1998 period, reflecting decreased revenues at the Company's Card Division and the effect of the sale of The Paper Factory, which had sales totaling $34.5 million in the 1998 period. Decreased revenues at the Card Division reflect lower shipments of Silly Slammers and everyday greeting cards, as well as increased returns and allowances, partially offset by increased shipments of seasonal greeting cards. The decrease in everyday greeting card shipments at the Card Division was partially due to the impact of accounts that were lost in the second half of 1998. Decreased revenues at the Card Division of $34.1 million were partially offset by increased revenues of $6.4 million from the Company's international operations. Overall, returns and allowances were 27.4% of shipments for the 1999 period compared to 16.9% for the 1998 period, excluding the effect of The Paper Factory revenues in 1998. This increase reflects a significant increase in the return of seasonal product and, to a lesser degree, an increase in everyday returns and higher customer allowances, resulting largely from new accounts signed in the fourth quarter of 1998 and the first quarter of 1999.

Total operating expenses were $189.3 million in the 1999 period compared to $187.2 million, excluding the restructuring charge in the 1998 period. Excluding the $21.2 million Silly Slammers charge, cost of products sold as a percent of revenues was 45.5% for the 1999 period versus 39.5% for the 1998 period. The increase, as a percentage of revenues, was primarily due to the lower revenues resulting from higher returns and allowances. Selling, distribution and administrative expenses, including $1.1 million related to workforce reductions announced in April 1999, were 70.9% of revenues in the 1999 period compared to 51.1% in the 1998 period. This increase, as a percentage of revenues, primarily resulted from the previously discussed decline in revenues and from higher operating expenses, particularly selling and marketing expenses associated with setting up new accounts at the Card Division, and the addition of The Ink Group. These increases were partially offset by a reduction in operating expenses due to the sale of The Paper Factory.

The Company recorded net interest expense of $0.3 million in the 1999 period compared to $0.9 million of net interest income in the 1998 period. The change reflects the combined effects of decreased earnings on the Company's lower invested cash balance and decreased interest expense resulting from interest capitalization and the mid-year 1998 retirement of senior notes.

The effective income tax rate for the 1999 period was 38.4% compared to 41.2% in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in the Company's operating activities totaled $3.2 million for the first six months of 1999 compared to cash provided by operating activities of $1.8 million for the comparable period in 1998. This decrease was largely due to the net effects of the $24.0 million pretax loss during the 1999 period, excluding the Silly Slammers charge, compared to pretax income of $20.4 million during the 1998 period, excluding the effect of the restructuring charge. Also significantly contributing to the decrease were the changes in operating assets and liabilities - most notably trade receivables, inventories and accounts payable. As a result of the unusually high balances in these working capital components at December 31, 1998 and their subsequent reductions during the first six months of 1999, the period-to-period change in cash provided by (used in) trade receivables, inventories (excluding the Silly Slammers write-down) and accounts payable activities totaled $31.2 million, $24.5 million and ($12.9 million), respectively.

Cash used in investing activities for plant and equipment purchases totaled $21.5 million in the 1999 period compared to $12.2 million in the 1998 period. Increased capital spending during 1999 reflects expenditures related to the Company's project to replace numerous of its existing management information systems applications with new ERP software, and increased display fixture purchases by the Company's Card Division. During the 1999 period, cash was also used to make an additional $3.3 million investment in Egreetings Network, a company providing digital greetings through the Internet in which the Company holds less than a 20% interest, and acquire for $1.0 million the remaining minority interest in Gibson Greetings International Limited, a subsidiary of the Company headquartered in the United Kingdom.

Cash used in financing activities for the first six months of 1999 was $0.4 million, relating primarily to the net reduction in the balance outstanding on The Ink Group's financing arrangement. During the comparable 1998 period, cash used in financing activities totaled $12.9 million, primarily reflecting the Company's $11.4 million repayment of senior notes in their entirety and the repurchase of 135,000 shares of common stock to be held as treasury stock as part of its stock repurchase program.

On May 11, 1999, the Company entered into a 364-day $30.0 million revolving credit agreement (Credit Agreement), under which no borrowings were outstanding as of June 30, 1999. As a result of the Silly Slammers charge, the Company no longer met the conditions for borrowings under the Credit Agreement. Accordingly, effective July 27, 1999, the Company and its lenders entered into an Amended Credit Agreement that makes $12.0 million available for general corporate purposes through August 27, 1999 and secures borrowings thereunder by the Company's accounts receivable and inventory. During the term of the Amended Credit Agreement, the Company is negotiating a long-term secured agreement with its current lenders and other parties. Based upon the current state of these discussions, management believes that it will be successful in obtaining such an agreement, although there can be no assurances in that regard. As of August 6, 1999, the Company had $2.4 million outstanding under the Amended Credit Agreement.

Capital expenditures for 1999 are expected to be in the $43 - $48 million range or $5 - $10 million higher than the 1998 level. Included in the projected 1999 capital expenditures is $20 - $25 million related to the Company's ERP project.

As noted above, the Company is negotiating a new long-term secured credit agreement. Assuming the success of these negotiations, management believes that this agreement, along with cash flows from operations and other credit sources available to the Company, will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing sales agreements, as well as for financing existing operations, currently projected capital expenditures including those for information systems, anticipated long-term sales agreements consistent with industry practices and other contingencies.

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

As discussed above, the Company is in the process of investing approximately $35 million to implement a major business information systems plan to replace certain core business applications with ERP software. The installation of the ERP software is expected to also address Year 2000 issues associated with the software being replaced, with substantially all such Year 2000 issues being satisfactorily addressed prior to the end of 1999 despite the ERP project being expected to extend beyond this date. The Company is also in the process of upgrading software systems not addressed by the ERP project to correct potential problems associated with the Year 2000. Given the material importance of the Company's relationships with third-party business partners to its everyday business processes, in addition to addressing the software and infrastructure issues, the Company is continuing the process of contacting third-party business partners in an effort to obtain the information necessary to address Year 2000 issues.

The Company is currently on schedule to complete, in all material respects, its entire Year 2000 project early in the 1999 fourth quarter. As of June 30, 1999, expenditures for the ERP project totaled $18.9 million, of which $1.5 million was expensed in the results of operations for the year ended December 31, 1998, and $8.1 million and $9.3 million were capitalized in 1999 and 1998, respectively. The Company estimates it will spend approximately $2 - $2.5 million, in total, on Year 2000 software upgrades not related to the ERP project. As of June 30, 1999, the Company had spent an estimated $1.5 million on such upgrades.

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

PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In light of the Company's level of outstanding debt ($2.0 million at June 30, 1999, excluding capitalized lease obligations), the Company's market risk related to fluctuations in interest rates is minimal. Therefore, the Company's market risk is primarily related to fluctuations in foreign currency exchange rates arising from its transactions with international customers and subsidiary operations in the United Kingdom, Australia and New Zealand.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented in Note 9 of Notes to Condensed Consolidated Financial Statements (Part I. Item 1.) is incorporated by reference in response to this item.

ITEMS 2 - 5.
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:
     ---------

     Exhibit 10.1 Amendment dated as of May 18, 1999 to Employment Agreement between Gibson Greetings, Inc. and Karen L. Kemp, dated as of May 13, 1997.

     Exhibit 10.2 Amendment dated as of May 18, 1999 to Employment Agreement between Gibson Greetings, Inc. and Gregory
                           A. Brown, dated as of May 2, 1997.

     Exhibit 10.3 Amendment dated as of May 18, 1999 to Employment Agreement between Gibson Greetings, Inc. and James T. Wilson, dated as of September 29, 1997.

     Exhibit 10.4 Amended and Restated Credit Agreement dated as of May 11, 1999 by and among Gibson Greetings, Inc., the Lenders party thereto and NBD Bank, N.A., as Agent.

     Exhibit 10.5 First Amendment to Amended and Restated Credit Agreement dated as of July 27, 1999 by and among Gibson Greetings, Inc. and the Lenders party to the Amended and Restated Credit Agreement, dated as of May 11, 1999, and Bank One, Indiana, N.A. (formerly known as NBD Bank, N.A.), as Agent.

     Exhibit 10.6 Security Agreement dated as of July 27, 1999 between Gibson Greetings, Inc. and Bank One, Indiana, N.A. (formerly known as NBD Bank, N.A.).

     Exhibit 27 Financial Data Schedule (contained in EDGAR filing only).


b) Reports on Form 8-K:
   --------------------

   No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBSON GREETINGS, INC.

Date: August 16, 1999

                                       By:      /s/ James T. Wilson
                                                ------------------------------
                                                James T. Wilson
                                                Executive Vice President -
                                                Finance and Operations and
                                                Chief Financial Officer
                                                (principal financial officer)

                                       By:      /s/ Paul W. Farley
                                                ------------------------------
                                                Paul W. Farley
                                                Vice President - Controller and
                                                Assistant Treasurer
                                                (principal accounting officer)