Form 10-Q
period 1999-09-30
GIBSON GREETINGS INC
filed 1999-11-15
CIK 717829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,846,663 shares of common stock, $.01 par value, outstanding at November 5, 1999.

PART I.  ITEM 1. FINANCIAL STATEMENTS

                             GIBSON GREETINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        September 30,        December 31,         September 30,
                                                                             1999                 1998                 1998
                                                                      ------------------   ------------------   ------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $          1,696     $         44,267     $         63,794
    Trade receivables, net                                                       58,166               71,438               40,360
    Inventories                                                                  70,129               84,489               93,113
    Prepaid expenses                                                              4,401                4,958                3,928
    Income taxes receivable                                                      15,799                    -                    -
    Deferred income taxes                                                        37,572               39,897               31,196
                                                                      ------------------   ------------------   ------------------
         Total current assets                                                   187,763              245,049              232,391
PLANT AND EQUIPMENT, NET                                                         86,403               75,906               71,368
DEFERRED INCOME TAXES                                                            30,259               28,445               25,993
OTHER ASSETS, NET                                                                88,283               88,051               74,244
                                                                      ------------------   ------------------   ------------------
                                                                       $        392,708     $        437,451     $        403,996
                                                                      ==================   ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Debt due within one year                                           $         12,039     $            155     $            153
    Accounts payable                                                             26,593               32,990               21,043
    Income taxes payable                                                              -               13,415                1,106
    Other current liabilities                                                    64,051               61,494               60,550
                                                                      ------------------   ------------------   ------------------
         Total current liabilities                                              102,683              108,054               82,852
LONG-TERM DEBT                                                                   10,129               10,384               10,360
OTHER LIABILITIES                                                                46,689               47,535               44,978
                                                                      ------------------   ------------------   ------------------
         Total liabilities                                                      159,501              165,973              138,190
                                                                      ------------------   ------------------   ------------------

COMMITMENTS AND CONTINGENCIES (NOTES 10 AND 11)

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $1.00; 5,100,000 shares
        authorized, none issued                                                       -                    -                    -
    Preferred stock, Series B, par value $1.00; 200,000
        shares authorized, none issued                                                -                    -                    -
    Common stock, par value $.01; 50,000,000 shares
        authorized; 17,138,264 issued at September 30,
        1999; 17,123,498 at December 31, 1998 and
        September 30, 1998                                                          171                  171                  171
    Paid-in capital                                                              54,926               54,926               54,609
    Retained earnings                                                           199,780              237,536              231,046
    Accumulated other comprehensive income                                          329                  844                  980
                                                                      ------------------   ------------------   ------------------
                                                                                255,206              293,477              286,806
    Less treasury stock, at cost; 1,291,601 shares at
        September 30, 1999 and December 31, 1998;
        1,241,601 shares at September 30, 1998                                   21,999               21,999               21,000
                                                                      ------------------   ------------------   ------------------
         Total stockholders' equity                                             233,207              271,478              265,806
                                                                      ------------------   ------------------   ------------------
                                                                       $        392,708     $        437,451     $        403,996
                                                                      ==================   ==================   ==================

     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                             --------------------------------     ----------------------------------
                                                                   1999              1998               1999              1998
                                                             --------------     -------------     --------------    ----------------
REVENUES, net                                                $       69,703     $      86,805     $      214,201    $      293,531
                                                             --------------     -------------     --------------    ----------------
COST AND EXPENSES
    Operating expenses:
        Cost of products sold                                        40,321            42,846            127,225           124,393
        Selling, distribution and administrative expenses            45,976            48,966            148,412           154,606
        Restructuring charge                                              -            (3,045)                 -            23,055
                                                             --------------     -------------     --------------    ----------------
          Total operating expenses                                   86,297            88,767            275,637           302,054
                                                             --------------     -------------     --------------    ----------------
OPERATING LOSS                                                      (16,594)           (1,962)           (61,436)           (8,523)
                                                             --------------     -------------     --------------    ----------------

    Financing expenses:
        Interest expense, net of capitalized interest                   454               754              1,529             3,054
        Interest income                                                 (75)           (1,029)              (874)           (4,209)
                                                             --------------     -------------     --------------    ----------------
          Total financing expenses, net                                 379              (275)               655            (1,155)
                                                             --------------     -------------     --------------    ----------------

LOSS BEFORE INCOME TAXES                                            (16,973)           (1,687)           (62,091)           (7,368)
    Income tax benefit                                               (7,009)             (723)           (24,335)           (3,061)
                                                             --------------     -------------     --------------    ----------------

NET LOSS                                                     $       (9,964)    $        (964)    $      (37,756)   $       (4,307)
                                                             ==============     =============     ==============    ===============
NET LOSS PER SHARE:
    Basic                                                    $        (0.63)    $       (0.06)    $        (2.38)   $        (0.26)
                                                             ==============     =============     ==============    ===============
    Diluted                                                  $        (0.63)    $       (0.06)    $        (2.38)   $        (0.26)
                                                             ==============     =============     ==============    ===============

     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                            ---------------------------------------
                                                                                                   1999                 1998
                                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                 $        (37,756)    $         (4,307)
                                                                                            ------------------   ------------------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation including write-down of display fixtures                                          17,029               16,968
        Impairment of plant and equipment                                                                   -               12,967
        Loss on disposal of plant and equipment                                                         1,364                  843
        Deferred income taxes                                                                             511                1,576
        Amortization of deferred costs and goodwill                                                    24,073               13,921
        Change in assets and liabilities:
            Trade receivables, net                                                                     12,522              (10,275)
            Inventories                                                                                14,360              (47,981)
            Income taxes receivable                                                                   (15,799)                   -
            Prepaid expenses                                                                              557                 (995)
            Other assets, net of amortization                                                         (20,733)              (7,682)
            Accounts payable                                                                           (6,397)               9,107
            Income taxes payable                                                                      (13,415)             (13,530)
            Other current liabilities                                                                   2,557               (7,628)
            Other liabilities                                                                            (846)              (1,834)
        All other, net                                                                                    865                  180
                                                                                            ------------------   ------------------
                 Total adjustments                                                                     16,648              (34,363)
                                                                                            ------------------   ------------------
        NET CASH USED IN OPERATING ACTIVITIES                                                         (21,108)             (38,670)
                                                                                            ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                                                                   (29,833)             (25,393)
    Proceeds from sale of plant and equipment                                                           1,525                3,682
    Acquisition of The Ink Group Companies                                                                  -               (1,000)
    Proceeds from the sale of The Paper Factory of Wisconsin, Inc.                                          -               36,216
    Acquisition of Gibson Greetings International Limited minority interest                            (1,046)                   -
    Investment in Internet Companies                                                                   (3,738)              (1,437)
                                                                                            ------------------   ------------------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                           (33,092)              12,068
                                                                                            ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in short-term borrowings                                                              12,000                    -
    Payments on long-term debt, net                                                                      (371)             (11,993)
    Issuance of common stock                                                                                -                1,738
    Acquisition of common stock for treasury                                                                -              (13,616)
                                                                                            ------------------   ------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            11,629              (23,871)
                                                                                            ------------------   ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (42,571)             (50,473)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       44,267              114,267
                                                                                            ------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $           1,696    $          63,794
                                                                                            ==================   ==================

     See accompanying notes to condensed consolidated financial statements.

                             GIBSON GREETINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Gibson Greetings, Inc. and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1999, December 31, 1998 and September 30, 1998, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

COMPREHENSIVE LOSS
The Company's comprehensive loss was as follows:

                                                      Three Months Ended                      Nine Months Ended
                                                          September 30,                            September 30,
                                             -------------------------------------   ------------------------------------
                                                     1999               1998                1999              1998
                                             ----------------   ------------------   ---------------    -----------------
Net loss                                     $         (9,964)  $             (964)  $       (37,756)   $          (4,307)
Other comprehensive income (loss) -
    currency translation, net                             314                  197              (515)                 247
                                             ----------------   ------------------   ---------------    -----------------
Comprehensive loss                           $         (9,650)  $             (767)  $       (38,271)   $          (4,060)
                                             ================   ==================   ===============    =================

NOTE 2 - SEASONAL NATURE OF BUSINESS
Because of the seasonal nature of the Company's business, results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE 3 - SIGNIFICANT EVENTS

CUSTOMER BANKRUPTCY
On October 12, 1999, one of the Company's major customers, Jitney-Jungle Stores of America, Inc. (Jitney-Jungle), filed for Chapter 11 bankruptcy protection. Due to the uncertainty surrounding the financial stability of Jitney-Jungle, the Company has recorded a pretax charge totaling $7,864 to write down the assets considered to be impaired as a result of the bankruptcy filing, as follows: write-off of the unamortized balance of deferred sales agreement costs
($5,100), doubtful accounts provision for the outstanding trade receivable balance ($1,500) and write-off of the net book value of greeting card fixtures ($1,264). These expenses are included as components of revenue, net ($5,100) and selling, distribution and administrative expenses ($2,764) within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999.

SILLY SLAMMERS CHARGES
In June 1999, the Company made the decision to seek a buyer for its Silly Slammers business. With the Company's focus on its core card line, alternative card business and its expanding role as a provider of creative content to the Internet, the Company believes the Silly Slammers brand can best be marketed outside of Gibson. However, at the present time, no transaction is anticipated and pretax charges of $2,000 and $21,152 were recorded in the quarters ended September 30, 1999 and June 30, 1999, respectively, to write down inventory and related assets. The charges are included as a component of cost of products sold within the accompanying Condensed Consolidated Statements of Operations for the respective periods.

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

The facility costs of $17,100 include an adjustment of $12,967 to write off the capitalized lease asset, leasehold improvements and certain machinery and equipment (included in plant and equipment) associated with the Cincinnati operations, and a reserve of $4,133 included in other liabilities representing the amount by which total future lease commitments and related operating costs of the Cincinnati facility exceed the recorded lease obligation and estimated sublease income over the remaining term of the lease. Approximately $350 and $1,000 of the restructuring reserve was used for payment of various restructuring-related costs during the three and nine months ended September 30, 1999, respectively. The recorded lease obligation of $12,040, representing the portion of the capital lease obligation associated with the Cincinnati facility, has been reclassified from debt to other liabilities (see Note 6). Involuntary employee severance costs and other costs are included in other current liabilities.

The termination of employees in connection with the Plan resulted in a curtailment of a defined benefit pension plan, and a curtailment gain of $3,045 before income taxes was recognized as a restructuring gain in the third quarter of 1998, resulting in a net pretax restructuring charge for the year of $23,055.


NOTE 4 - TRADE RECEIVABLES
Trade receivables consisted of the following:

                                                                    September 30,         December 31,           September 30,
                                                                         1999                 1998                   1998
                                                                  -----------------     -----------------      -----------------
Trade receivables                                                 $          96,261     $         128,136      $          73,894
Less reserves for returns, allowances, cash discounts
    and doubtful accounts                                                    38,095                56,698                 33,534
                                                                  -----------------     -----------------      -----------------
                                                                  $          58,166     $          71,438      $          40,360
                                                                  =================     =================      =================

NOTE 5 - INVENTORIES
Inventories consisted of the following:

                                                                    September 30,          December 31,           September 30,
                                                                         1999                  1998                   1998
                                                                  -----------------      -----------------      -----------------
Finished goods                                                    $          50,682      $          54,523      $          56,857
Work-in-process                                                              16,884                 27,498                 23,147
Raw materials and supplies                                                    2,563                  2,468                 13,109
                                                                  -----------------      -----------------      -----------------
                                                                  $          70,129      $          84,489      $          93,113
                                                                  =================      =================      =================

NOTE 6 - DEBT
Debt consisted of the following:


                                                                    September 30,          December 31,           September 30,
                                                                         1999                  1998                   1998
                                                                  -----------------      -----------------       ----------------
Revolving credit agreement bearing variable interest
    (8.25% at September 30, 1999)                                 $          12,000      $              -        $              -
Financing arrangement bearing variable interest
    (5.26% at September 30, 1999)                                             1,891                  2,449                  2,373
Other notes bearing interest at a weighted average rate
    of 5.20%, payable in quarterly installments                                  39                    155                    207
                                                                  -----------------      -----------------       ----------------
                                                                             13,930                  2,604                  2,580
Capital lease obligation payable in monthly installments
    through 2013, net of $12,040 included in other liabilities                8,238                  7,935                  7,933
                                                                  -----------------      -----------------       ----------------
                                                                             22,168                 10,539                 10,513
Less debt due within one year                                                12,039                    155                    153
                                                                  -----------------      -----------------       ----------------
                                                                  $          10,129      $          10,384       $         10,360
                                                                  =================      =================       ================

As a result of the Silly Slammers charge during the quarter ended June 30, 1999, the Company no longer met the conditions for borrowings under its 364-day $30,000 revolving credit agreement (Credit Agreement) entered into on May 11, 1999. Accordingly, since July 27, 1999, the Company and its lenders have entered into a series of amendments to the Credit Agreement, each of which has included a commitment of funds to the Company for approximately 30 days, with any borrowings secured by the Company's trade receivables and inventory. The Fourth Amendment to the Credit Agreement, entered into November 1, 1999, is the most recent such agreement. It makes $27,500 available to the Company for general corporate purposes through November 30, 1999 on a secured basis. See Note 13.

On October 29, 1999, the Company received a Commitment Letter from a lender, committing to make up to $50,000 available to the Company during the next three years for general corporate purposes. The exact amount of funds available will be determined by the Company's level of qualifying assets (trade receivables and inventory). Outstanding borrowings will be secured by substantially all of the Company's assets. The Company anticipates closing on this borrowing arrangement on or about November 23, 1999.

In November 1998, the Company replaced the existing debt of The Ink Group Companies (The Ink Group) with an Australian-Dollar-denominated multi-option financing arrangement (Financing Arrangement) which is scheduled to expire January 31, 2000. At September 30, 1999, the maximum amount available under the Financing Arrangement was approximately $4,200. Depending upon the financing option elected, borrowings under the Financing Arrangement bear interest at varying rates, which are based upon prevailing rates. The average interest rate for borrowings under the Financing Arrangement was 5.40% and 6.15% during the three and nine months ended September 30, 1999, respectively. Borrowings under the Financing Arrangement have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

The Company's debt agreements contain customary covenants and events of defaults.

The Company has a noncancelable long-term lease for certain of its principal facilities, which runs through November 30, 2013. The basic rent under the lease contains scheduled rent increases every five years. All property taxes, insurance costs and operating expenses are paid by the Company. For accounting purposes, this lease has been treated as a capital lease.

Minimum rental commitments under the capital lease obligation, including the amount recorded in other liabilities, as of September 30, 1999 are as follows:

                                                                  Capital
     Quarter Ending September 30,                                  Lease
     ----------------------------                              -------------
                   2000                                        $      3,100
                   2001                                               3,617
                   2002                                               3,720
                   2003                                               3,720
                   2004                                               3,720
                 Thereafter                                          42,730
                                                               -------------
     Net minimum commitments                                         60,607
        Less amount representing interest                            40,329
                                                               -------------
     Present value of net minimum lease commitments            $     20,278
                                                               =============

NOTE 7 - COMMON STOCK RIGHTS
On August 26, 1999, the Company's Board of Directors declared a dividend distribution of one Right for each outstanding share of the Company's common stock to stockholders of record on September 8, 1999. Each Right entitles the holder to purchase, at the price of $25 per share, 1/100th of a share of Series B Preferred Stock. Until exercisable, the Rights are attached to all outstanding shares of the Company's common stock.

The Rights are exercisable only in the event that a person or group of persons
(i) acquires 15% or more of the Company's common stock and there is a public announcement to that effect (25% in the case of a person or group of persons which was a 15% stockholder on August 26, 1999), or (ii) announces an intention to commence or commences a tender or exchange offer which would result in that person or group beneficially owning 15% or more of the Company's common stock. If the Rights become exercisable, upon a subsequent merger or other business combination transaction, each Right may entitle the holder to purchase common stock of the acquiring company worth two times the exercise price of the Right. Under certain other circumstances (defined in the Rights Agreement) each Right may entitle the holder (with certain exceptions) to purchase common stock, or in certain circumstances, cash, property or other securities of the Company, having a value worth two times the exercise price of the Right.

The Rights are redeemable at one cent per Right at any time prior to 20 days after the public announcement that a person or group has acquired 15% of the Company's common stock. Unless exercised or redeemed earlier by the Company, the Rights expire on August 31, 2009. The Company's Board of Directors retains the right to amend the terms of the Rights Agreement, subject to certain restrictions. See Note 13.


NOTE 8 - INTEREST EXPENSE
Capitalized interest totaled $349 and $810 for the three and nine months ended September 30, 1999, respectively, and $0 in each of the corresponding 1998 periods.


NOTE 9 - COMPUTATION OF NET LOSS PER SHARE
Assuming the exercise of all outstanding contracts to issue common stock, the effect on loss per share was antidilutive for the three and nine months ended September 30, 1999 and 1998; therefore, such exercises were not considered and the same weighted average shares were utilized in both the basic and diluted loss per share computations, as follows:

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
                                                           -------------------------------        --------------------------------
                                                               1999               1998                1999                1998
                                                           -----------         -----------        -----------          -----------
Weighted average shares outstanding -
   basic and diluted                                        15,837,675         16,216,148          15,833,844          16,330,789

In addition, there were no adjustments to net loss for the basic or diluted loss per share computations.

NOTE 10 - LEGAL MATTERS
The Company is a defendant in certain routine litigation which is not expected to result in a material adverse effect on the Company's net worth, total cash flows or operating results.


NOTE 11 - COMMITMENTS
The Company is in the process of investing approximately $35,000 to implement a major management information systems plan to replace core business applications which support sales and customer services, procurement and manufacturing, distribution and finance with Enterprise Resource Planning (ERP) software. As of September 30, 1999, expenditures for the ERP project totaled $23,015, of which $232, $245 and $1,540 were expensed in the results of operations for the three and nine months ended September 30, 1999 and the year ended December 31, 1998, respectively, and $11,960 and $9,270 were capitalized in 1999 and 1998, respectively.


NOTE 12 - ACQUISITIONS AND DIVESTITURES
On July 3, 1998, the Company acquired a majority interest in The Ink Group, based in Sydney, Australia, with additional operations in New Zealand and the United Kingdom, for $1,000 and an agreement to provide operating loans. These operating loans totaled approximately $9,400 as of September 30, 1999. The Company acquired 60% ownership of The Ink Group's operating companies in Australia and New Zealand and 100% ownership of its operating company in the United Kingdom. This transaction was accounted for using the purchase method of accounting, resulting in the Company recording goodwill totaling $10,495.

On August 31, 1998, the Company sold The Paper Factory of Wisconsin, Inc. (The Paper Factory) to PFW Acquisition Corp. for $36,216, which approximated the Company's investment. The Paper Factory's sales totaled $12,127 and $46,635 for the three and nine months ended September 30, 1998, respectively.


NOTE 13 - SUBSEQUENT EVENTS

AGREEMENT WITH AMERICAN GREETINGS
On November 2, 1999, the Company entered into a definitive Agreement and Plan of Merger (Merger Agreement) with American Greetings Corporation (American Greetings) and a subsidiary of American Greetings under which the subsidiary has offered to purchase all outstanding shares of the Company's common stock (and associated Rights) for $10.25 per share. Closing of the tender offer is subject to the satisfaction of certain conditions, including regulatory approval, the absence of any injunction and the tender of a majority of the outstanding shares of common stock. Subsequent to the consummation of the tender offer, the subsidiary will be merged into the Company and each remaining share of outstanding common stock of the Company (other than shares held by American Greetings and dissenting shares) will be exchanged for a right to receive $10.25 in cash. The transaction is subject to termination under certain conditions, including if the transaction has not closed on or before 18 months from the date of the Merger Agreement. Simultaneously with approving this transaction, the Company's Board of Directors amended the Rights Agreement to exempt the transaction from the provisions of the Agreement.

CREDIT AGREEMENT WAIVER
The Company obtained a waiver to the Fourth Amendment to the Credit Agreement to permit the signing of the Merger Agreement with American Greetings.

PART I.  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                 AND FINANCIAL CONDITION

INTRODUCTION
Gibson Greetings, Inc. (the Company) operates in a highly competitive industry dominated by two companies. The Company's mass-merchandiser customer base, which typically operates on low margins, is particularly susceptible to financial constraints and to offers of more favorable terms from competitors of the Company which have significantly greater financial resources. As a result, the Company has, for some time, faced strong competitive pressures with regard to both price and terms of sale. It is anticipated that these pressures will continue and contribute, along with the charges discussed in "Silly Slammers Charges" below, to the Company reporting a loss for full-year 1999.

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

AGREEMENT WITH AMERICAN GREETINGS
On November 2, 1999, the Company entered into a definitive Agreement and Plan of Merger (Merger Agreement) with American Greetings Corporation (American Greetings) and a subsidiary of American Greetings under which the subsidiary has offered to purchase all outstanding shares of the Company's common stock (and associated Rights) for $10.25 per share. Closing of the tender offer is subject to the satisfaction of certain conditions, including regulatory approval, the absence of any injunction and the tender of a majority of the outstanding shares of common stock. Subsequent to the consummation of the tender offer, the subsidiary will be merged into the Company and each remaining share of outstanding common stock of the Company (other than shares held by American Greetings and dissenting shares) will be exchanged for a right to receive $10.25 in cash. The transaction is subject to termination under certain conditions, including if the transaction has not closed on or before 18 months from the date of the Merger Agreement. Simultaneously with approving this transaction, the Company's Board of Directors amended the Rights Agreement to exempt the transaction from the provisions of the Agreement.

CUSTOMER BANKRUPTCY
On October 12, 1999, one of the Company's major customers, Jitney-Jungle Stores of America, Inc. (Jitney-Jungle), filed for Chapter 11 bankruptcy protection. Due to the uncertainty surrounding the financial stability of Jitney-Jungle, the Company has recorded a pretax charge totaling $7.9 million to write down the assets considered to be impaired as a result of the bankruptcy filing, as follows: write-off of the unamortized balance of deferred sales agreement costs ($5.1 million), doubtful accounts provision for the outstanding trade receivable balance ($1.5 million) and write-off of the net book value of greeting card fixtures ($1.3 million). These expenses are included as components of revenue, net ($5.1 million) and selling, distribution and administrative expenses ($2.8 million) within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999.

SILLY SLAMMERS CHARGES
In June 1999, the Company made the decision to seek a buyer for its Silly Slammers business. With the Company's focus on its core card line, alternative card business and its expanding role as a provider of creative content to the Internet, the Company believes the Silly Slammers brand can best be marketed outside of Gibson. However, at the present time, no transaction is anticipated and pretax charges of $2.0 million and $21.2 million were recorded in the quarters ended September 30, 1999 and June 30, 1999, respectively, to write down inventory and related assets. The charges are included as a component of cost of products sold within the accompanying Condensed Consolidated Statements of Operations for the respective periods.

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

The facility costs of $17.1 million include an adjustment of $13.0 million to write off the capitalized lease asset, leasehold improvements and certain machinery and equipment (included in plant and equipment) associated with the Cincinnati operations, and a reserve of $4.1 million included in other liabilities representing the amount by which total future lease commitments and related operating costs of the Cincinnati facility exceed the recorded lease obligation and estimated sublease income over the remaining term of the lease. Approximately $0.4 million and $1.0 million of the restructuring reserve was used for payment of various restructuring-related costs during the three and nine months ended September 30, 1999, respectively. The recorded lease obligation of $12.0 million, representing the portion of the capital lease obligation associated with the Cincinnati facility, has been reclassified from debt to other liabilities. Involuntary employee severance costs and other costs are included in other current liabilities.

The termination of employees in connection with the Plan resulted in a curtailment of a defined benefit pension plan, and a curtailment gain of $3.0 million before income taxes was recognized as a restructuring gain in the third quarter of 1998, resulting in a net pretax restructuring charge for the year of $23.1 million.

MANAGEMENT INFORMATION SYSTEMS UPGRADE
The Company is in the process of investing approximately $35 million to implement a major management information systems plan to replace core business applications which support sales and customer services, procurement and manufacturing, distribution and finance with Enterprise Resource Planning (ERP) software. While the primary purpose of the ERP software is to add functionality and efficiency to the Company's business processes, installation of the software also addresses Year 2000 issues associated with the software being replaced.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998
Pretax loss totaled $17.0 million in the three months ended September 30, 1999 (the 1999 quarter), including the $7.9 million Jitney-Jungle charge and $2.0 Silly Slammers charge, compared to a pretax loss of $1.7 million in the three months ended September 30, 1998 (the 1998 quarter), which included the $3.0 million pension curtailment gain. Net loss was $10.0 million, or $0.63 per diluted share, in the 1999 quarter compared to a net loss of $1.0 million, or $0.06 per diluted share, in the 1998 quarter.

Revenues in the 1999 quarter decreased 19.7% to $69.7 million from revenues of $86.8 million in the 1998 quarter, reflecting decreased revenues at the Company's Card Division and the effect of the sale of The Paper Factory, which had sales totaling $12.1 million in the 1998 quarter. Decreased revenues of $8.9 million at the Card Division reflect lower shipments of Silly Slammers, the Jitney-Jungle charge and increased returns and allowances. The effects of these items were partially offset by increased shipments of everyday and seasonal greeting cards, with the increase in seasonal shipments resulting largely from lower than normal revenues in the third quarter of 1998 due to delays in shipping seasonal product. The decreased revenues were partially offset by increased revenues of $3.9 million from the Company's international operations. Overall, returns and allowances were 25.2% of shipments for the 1999 quarter compared to 18.8% for the 1998 quarter, excluding the effect of The Paper Factory revenues in 1998. This increase reflects an increase in the return of both seasonal and everyday product and higher customer allowances.

Total operating expenses were $86.3 million in the third quarter of 1999 compared to $88.8 million in the third quarter of 1998. Cost of products sold as a percent of revenues was 57.8% for the 1999 quarter versus 49.4% for the 1998 quarter. The increase, as a percentage of revenues, was primarily due to the previously discussed decline in revenues, the Silly Slammers charge and increased royalty expenses. The effects of these items were partially offset by a shift in the Card Division's product mix away from items with higher product costs, most notably Silly Slammers. Selling, distribution and administrative expenses, including $1.1 million related to workforce reductions announced in April 1999, were 66.0% of revenues in the 1999 quarter, compared to 56.4% in the 1998 quarter. This increase, as a percentage of revenues, primarily resulted from the previously discussed decline in revenues, increased administrative expenses and the Jitney-Jungle charge, partially offset by a reduction in operating expenses due to the sale of The Paper Factory.

The Company recorded net interest expense of $0.4 million in the third quarter of 1999 compared to $0.3 million of net interest income in the third quarter of 1998. The change reflects the combined effects of decreased earnings on the Company's lower invested cash balance and decreased interest expense resulting from interest capitalization.

The effective income tax rate for the 1999 quarter was 41.3% compared to 42.9% in the 1998 quarter.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998
Pretax loss totaled $62.1 million for the nine months ended September 30, 1999 (the 1999 period), including the $23.2 million of Silly Slammers charges and the $7.9 million Jitney-Jungle charge, compared to a pretax loss of $7.4 million for the nine months ended September 30, 1998 (the 1998 period), which included the $23.1 million restructuring charge. Net loss was $37.8 million, or $2.38 per diluted share, in the 1999 period compared to a net loss of $4.3 million, or $0.26 per diluted share, in the 1998 period.

Revenues in the 1999 period decreased 27.0% to $214.2 million from revenues of $293.5 million in the 1998 period, reflecting decreased revenues at the Company's Card Division and the effect of the sale of The Paper Factory, which had sales totaling $46.6 million in the 1998 period. Decreased revenues of $43.0 million at the Card Division reflect lower shipments of Silly Slammers, increased returns and allowances and the Jitney-Jungle charge. The effects of these items were partially offset by increased shipments of everyday and seasonal greeting cards, with the increase in seasonal shipments resulting largely from lower than normal revenues in the third quarter of 1998 due to delays in shipping seasonal product. The decreased revenues were partially offset by increased revenues of $10.3 million from the Company's international operations. Overall, returns and allowances were 26.7% of shipments for the 1999 period compared to 17.5% for the 1998 period, excluding the effect of The Paper Factory revenues in 1998. This increase reflects a significant increase in the return of seasonal product and, to a lesser degree, an increase in everyday returns and higher customer allowances, resulting largely from new accounts signed in the fourth quarter of 1998 and the first quarter of 1999.

Total operating expenses were $275.6 million in the 1999 period compared to $279.0 million, excluding the restructuring charge in the 1998 period. Excluding the $23.2 million of Silly Slammers charges, cost of products sold as a percent of revenues was 48.6% for the 1999 period versus 42.4% for the 1998 period. The increase, as a percentage of revenues, was primarily due to the previously discussed decline in revenues and increased royalty expenses. The effects of these items were partially offset by a shift in the Card Division's product mix away from items with higher product costs, most notably Silly Slammers. Selling, distribution and administrative expenses, including $2.2 million related to workforce reductions announced in April 1999, were 69.3% of revenues in the 1999 period compared to 52.7% in the 1998 period. This increase, as a percentage of revenues, primarily resulted from the previously discussed decline in revenues and from higher operating expenses, particularly the Jitney-Jungle charge, selling and marketing expenses associated with setting up new accounts at the Card Division and increased administrative expenses, and the addition of The Ink Group. These increases were partially offset by a reduction in operating expenses due to the sale of The Paper Factory.

The Company recorded net interest expense of $0.7 million in the 1999 period compared to $1.2 million of net interest income in the 1998 period. The change reflects the combined effects of decreased earnings on the Company's lower invested cash balance and decreased interest expense resulting from interest capitalization and the mid-year 1998 retirement of senior notes.

The effective income tax rate for the 1999 period was 39.2% compared to 41.5% in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES
Cash used in the Company's operating activities totaled $21.1 million for the first nine months of 1999 compared to $38.7 million of cash used in operating activities for the comparable period in 1998. This net improvement in cash usage was largely due to changes in the trade receivables and inventory balances during the two nine-month periods. As a result of the unusually high balances in these working capital components at December 31, 1998 and their subsequent reductions during the first nine months of 1999, the period-to-period change in cash provided by trade receivables and inventory activities (excluding the Silly Slammers write-downs and 1998 restructuring charge) totaled $19.7 million and $47.9 million, respectively. Also contributing to the decreased cash usage was a $12.0 million change in other current liabilities (excluding restructuring-related items).

Partially offsetting the effects of these working capital components were (i) the approximate $33.4 million increase in the usage of cash resulting from the 1999 period's aftertax loss, excluding the Silly Slammers charges, compared to the aftertax net earnings in the 1998 period, excluding the effect of the restructuring charge; (ii) the $15.5 million period-to-period increase in the usage of cash related to accounts payable activities, primarily resulting from the unusually high accounts payable balances at December 31, 1998 and their subsequent reductions during the first nine months of 1999; and (iii) the $13.1 million period-to-period increase in the usage of cash related to other asset activities, primarily resulting from long-term customer sales agreements entered into during the first nine months of 1999.

Cash used in investing activities for plant and equipment purchases totaled $29.8 million in the 1999 period compared to $25.4 million in the 1998 period. Increased capital spending during 1999 reflects expenditures related to the Company's project to replace numerous of its existing management information systems applications with new ERP software, and increased display fixture purchases by the Company's Card Division. In addition, during the 1999 period, $3.7 million was used to make investments in certain Internet companies, and $1.0 million was used to acquire the remaining minority interest in Gibson Greetings International Limited, a subsidiary of the Company headquartered in the United Kingdom.

Cash provided by financing activities for the first nine months of 1999 was $11.6 million, primarily as a result of the Company drawing $12.0 million on its revolving credit agreement (see discussion below). During the comparable 1998 period, cash used in financing activities totaled $23.9 million, primarily reflecting the Company's $11.4 million repayment of senior notes in their entirety and the repurchase of 685,000 shares of common stock to be held as treasury stock as part of its stock repurchase program.

As a result of the Silly Slammers charge during the quarter ended June 30, 1999, the Company no longer met the conditions for borrowings under its 364-day $30.0 million revolving credit agreement (Credit Agreement) entered into on May 11, 1999. Accordingly, since July 27, 1999, the Company and its lenders have entered into a series of amendments to the Credit Agreement, each of which has included a commitment of funds to the Company for approximately 30 days, with any borrowings secured by the

Company's trade receivables and inventory. The Fourth Amendment to the Credit Agreement, entered into November 1, 1999, is the most recent such agreement. It makes $27.5 million available to the Company for general corporate purposes through November 30, 1999 on a secured basis, $20.5 million of which was outstanding as of November 12, 1999. The Company obtained a waiver to the Fourth Amendment to the Credit Agreement to permit the signing of the Merger Agreement with American Greetings.

On October 29, 1999, the Company received a Commitment Letter from a lender, committing to make up to $50.0 million available to the Company during the next three years for general corporate purposes. The exact amount of funds available will be determined by the Company's level of qualifying assets (primarily trade receivables and inventory). Outstanding borrowings will be secured by substantially all of the Company's assets. The Company anticipates closing on this borrowing arrangement on or about November 23, 1999.

Capital expenditures for 1999 are expected to be in the $40 - $45 million range or $2 - $7 million higher than the 1998 level. Included in the projected 1999 capital expenditures is $17 - $22 million related to the Company's ERP project.

As noted above, the Company has received a Commitment Letter from a lender for a new long-term secured credit agreement. Assuming the success of completing this transaction, management believes that this agreement, along with cash flows from operations, will provide adequate funds, both on a short-term and on a long-term basis, for currently foreseeable debt payments, lease commitments and payments under existing sales agreements, as well as for financing existing operations, currently projected capital expenditures including those for information systems, anticipated long-term sales agreements consistent with industry practices and other contingencies.

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

As discussed above, the Company is in the process of investing approximately $35 million to implement a major business information systems plan to replace certain core business applications with ERP software. The installation of the ERP software also addresses Year 2000 issues associated with the software being replaced, with substantially all such Year 2000 issues being satisfactorily addressed prior to the end of 1999 despite the ERP project being expected to extend beyond this date. With regards to software systems not addressed by the ERP project:

     - The Company remediated its core business applications earlier this year and is on schedule to complete testing and certification that the applications are Year 2000 compliant by the end of November 1999.

     - Certain other business applications (most notably payroll and systems utilized in warehouse operations) are being upgraded or replaced with Year 2000 compliant software, with testing having been either satisfactorily completed or scheduled for completion in early December 1999.

     - The components of the Company's IT Infrastructure have been remediated per vendor specifications, with testing having been either satisfactorily completed or scheduled for completion by the end of November 1999.

Given the material importance of the Company's relationships with third-party business partners to its everyday business processes, in addition to addressing the software and infrastructure issues, the Company has contacted third-party business partners regarding their Year 2000 compliance. The majority of these business partners have responded, with all respondents indicating that they expect to be sufficiently compliant.

As indicated above, the Company is currently on schedule to complete, in all material respects, its entire Year 2000 project during the 1999 fourth quarter. As of September 30, 1999, expenditures for the ERP project totaled $23.0 million, of which $0.2 million and $1.5 million were expensed in the results of operations for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively, and $12.0 million and $9.3 million were capitalized in 1999 and 1998, respectively. The Company estimates it will spend approximately $2 - $2.5 million, in total, on Year 2000 software upgrades not related to the ERP project. As of September 30, 1999, the Company had spent an estimated $1.8 million on such upgrades.

From a forward-looking perspective, the extent and magnitude of the Year 2000 problem, as it will affect the Company both before and for some period after January 1, 2000, are difficult to predict or quantify. The Company has developed certain contingency plans in the event its Year 2000 efforts are not accurately or timely completed, including identifying potential alternative sources of products and services currently provided by various third parties. While the Company presently believes that the timely completion of its Year 2000 efforts will limit exposure so that the Year 2000 will not pose material operational problems, the Company has not received assurances that all third parties on which it relies will be compliant. Additionally, if Year 2000 modifications or upgrades are not accomplished in a timely manner or proper contingency plans are not implemented, the Company's Year 2000 related failures could have a material adverse impact on operations.

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


PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In light of the Company's level of outstanding debt ($13.9 million at September 30, 1999, excluding capitalized lease obligations), the Company's market risk related to fluctuations in interest rates is minimal, as evidenced by the fact that a 500 basis point movement in the interest rate charged on the current level of debt would have less than a $0.1 million impact on interest expense. Therefore, the Company's market risk is primarily related to fluctuations in foreign currency exchange rates arising from its transactions with international customers and subsidiary operations in the United Kingdom, Australia and New Zealand.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
a) In accordance with the Company's 1996 Nonemployee Director Stock Plan, on August 26, 1999, the Company issued 14,766 shares of common stock to each of its nonemployee directors: George M. Gibson, Robert P. Kirby, Charles D. Lindberg, Albert R. Pezzillo, Charlotte A. St. Martin and C. Anthony Wainwright. The shares were issued in lieu of cash consideration for approximately one-half of the directors' annual retainer fees. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

b) On August 26, 1999, the Company's Board of Directors declared a dividend distribution of one Right for each outstanding share of the Company's common stock to stockholders of record on September 8, 1999. See Note 7 of Notes to Condensed Consolidated Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders of the Company was held on August 26, 1999 for the purpose of:

         a)       Electing three directors;

         b)       Approving the Gibson Greetings, Inc. 1999 Stock Incentive
                  Plan; and

         c) Considering a stockholder proposal to urge the Board of Directors to take the necessary steps to declassify the Board of Directors for the purpose of director elections.

The results of the matters voted on are as follows:

                                                                               Against
                                                                                  or                                 Broker
                                                              For             Withheld          Abstentions        Non-Votes
                                                         ---------------   ----------------   ----------------  ----------------
Election of Directors:
     Charles D. Lindberg                                    9,948,819          4,607,088                  -                -
     Albert R. Pezzillo                                    10,218,144          4,337,763                  -                -
     C. Anthony Wainwright                                 10,220,470          4,335,437                  -                -

1999 Stock Incentive Plan                                   9,741,200          4,779,196               35,511              -

Stockholder Proposal                                        7,140,694          2,359,788              909,466        4,145,959

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:
     ---------
     Exhibit 10.1            Second Amendment to Amended and Restated Credit Agreement dated as of August 27,
                             1999 by and among Gibson Greetings, Inc. and the Lenders party to the Amended and
                             Restated Credit Agreement, dated as of May 11, 1999, and Bank One, Indiana, N.A., as
                             Agent.

     Exhibit 10.2            First Amendment to Security Agreement dated as of August 27, 1999 between Gibson
                             Greetings, Inc. and Bank One, Indiana, N.A.

     Exhibit 10.3            Third Amendment to Amended and Restated Credit Agreement dated as of September 27,
                             1999 by and among Gibson Greetings, Inc. and the Lenders party to the Amended and
                             Restated Credit Agreement, dated as of May 11, 1999, and Bank One, Indiana, N.A., as
                             Agent.

     Exhibit 10.4            Fourth Amendment to Amended and Restated Credit Agreement dated as of November 1,
                             1999 by and among Gibson Greetings, Inc. and the Lenders party to the Amended and
                             Restated Credit Agreement, dated as of May 11, 1999, and Bank One, Indiana, N.A., as
                             Agent.

     Exhibit 10.5            Severance Agreement and Release of all Claims between Gibson Greetings, Inc. and
                             Gregory A. Brown, dated as of October 1, 1999.

     Exhibit 27              Financial Data Schedule (contained in EDGAR filing only).

b) Reports on Form 8-K:
   --------------------
   Form 8-K filed on September 13, 1999 (Date of Report: August 26, 1999) - Items 5 and 7.

   Form 8-K filed on July 22, 1999 (Date of Report: July 19, 1999) - Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Gibson Greetings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBSON GREETINGS, INC.

Date: November 15, 1999

                                       By:      /s/ James T. Wilson
                                                -------------------
                                                James T. Wilson
                                                Executive Vice President -
                                                Finance and Operations and
                                                Chief Financial Officer
                                                (principal financial officer)


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